Form 10-Q
period 1995-02-28
PAINEWEBBER MORTGAGE PARTNERS FIVE L P
filed 1995-04-13
CIK 779339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q


    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1995
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from           to          .


                        Commission File Number:  0-17149


                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
             (Exact name of registrant as specified in its charter)


               Delaware                                     04-2889712
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)



265 Franklin Street, Boston, Massachusetts          02110
 (Address of principal executive offices)             Zip Code)


Registrant's telephone number, including area code (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X No.
                                                ----


                                  Page 1 of 10


                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                                 BALANCE SHEETS
                     February 28, 1995 and August 31, 1994
                                  (Unaudited)

                                     ASSETS
                                                     February 28   August 31

Real estate investments:
   Investment properties held for sale, net          $10,900,000 $10,900,000
   Land                                                  230,000     230,000
   Mortgage loan receivable                            1,270,000   1,270,000
                                                      12,400,000  12,400,000

Cash and cash equivalents                              2,847,001   3,035,278
Interest and land rent receivable                          9,588       9,588
Accounts receivable                                      147,510      88,096
Prepaid expenses                                          19,122      23,943
Deferred expenses, net                                    32,580      35,015
                                                     $15,455,801 $15,591,920


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                           $ 32,920   $  32,920
Accounts payable and accrued expenses                    130,570     127,753
Tenant security deposits                                  79,361      62,504
Deferred revenue                                               -       4,281
Deferred management fees                                 245,375     245,375
Partners' capital                                     14,967,575  15,119,087


                                                     $15,455,801 $15,591,920

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the six months ended February 28, 1995 and 1994
                                  (Unaudited)

                                                  General         Limited
                                                  Partners        Partners

Balance at August 31, 1993                        $(62,211)      $16,474,250
Net income                                           2,596           254,363
Cash distributions                                  (3,227)         (322,838)
BALANCE AT FEBRUARY 28, 1994                      $(62,842)      $16,405,775

Balance at August 31, 1994                        $(75,205)      $15,194,292
Net income                                           2,299           225,309
Cash distributions                                  (3,763)         (375,357)
BALANCE AT FEBRUARY 28, 1995                      $(76,669)      $15,044,244



                            See accompanying notes.


                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                              STATEMENTS OF INCOME
         For the three and six months ended February 28, 1995 and 1994
                                  (Unaudited)

                                 Three Months Ended       Six Months Ended
                                     February 28,            February 28,
                                     1995     1994       1995        1994

REVENUES:
   Interest from mortgage loan    $ 28,557  $ 28,557  $   57,115  $   57,115
   Land rent                        11,470     7,497      21,750      14,404
   Other interest income            38,783    22,731      73,588      46,066
                                    78,810    58,785     152,453     117,585

EXPENSES:
   Management fees                  34,874    34,539      69,613      69,077
   General and administrative
     expenses                      104,769    74,254     170,132     148,262
   Amortization of deferred
     expenses                        1,217     1,218       2,435       2,435
                                   140,860   110,011     242,180     219,774

Operating loss                     (62,050)  (51,226)    (89,727)   (102,189)

Income from operations of
   investment properties
   held for sale, net              136,736   119,079     317,335     359,148

NET INCOME                        $ 74,686 $  67,853    $227,608    $256,959

Net income per Limited
  Partnership Unit                   $0.10      $0.09       $0.29       $0.33

Cash distributions per Limited
  Partnership Unit                   $0.24      $0.22       $0.48       $0.42



The above net income and cash distributions per Limited Partnership Unit are based upon the 776,988 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.


                            See accompanying notes.


                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                            STATEMENTS OF CASH FLOWS
              For the six months ended February 28, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                          1995          1994
Cash flows from operating activities:
 Net income                                          $   227,608  $  256,959
 Adjustments to reconcile net income
 to net cash provided by operating activities:
   Amortization of deferred expenses                       2,435       2,435
   Changes in assets and liabilities:
    Accounts receivable                                  (59,414)     18,992
    Prepaid expenses                                       4,821      15,136
    Accounts payable - affiliates                              -     (27,543)
    Accounts payable and accrued expenses                  2,817     (85,448)
    Tenant security deposits                              16,857      (2,521)
    Deferred revenue                                      (4,281)          -
         Total adjustments                               (36,765)    (78,949)
         Net cash provided by operating activities       190,843     178,010



Cash flows from financing activities:
 Distributions to partners                              (379,120)   (326,065)

Net decrease in cash and cash equivalents               (188,277)   (148,055)

Cash and cash equivalents, beginning of period         3,035,278   3,115,673

Cash and cash equivalents, end of period              $2,847,001  $2,967,618



                            See accompanying notes.

1.General

  The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended August 31, 1994.

  In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2.Mortgage Loan and Land Investments

  The following first mortgage loan was outstanding at February 28, 1995 and August 31, 1994.


                                                                Date of
   Property             Amount of Loan   Interest Rate         Loan and Term

     Park South          $1,270,000      9% through 12/28/01    12/29/88
     Charlotte,                                                 13 years
     North Carolina


  The loan is secured by a first mortgage on the property and an assignment of all tenant leases. Interest is payable monthly and the principal is due at maturity.

  In addition to the above mortgage loan, the following land purchase-leaseback transaction had also been entered into as of February 28, 1995 and August 31, 1994.

                               Cost of Land
   Property                   to the Partnership    Annual Base Rent

     Park South               $  230,000           $20,769 through 12/28/28

  The land lease has a term of 40 years. Among the provisions of the lease agreement, the Partnership is entitled to additional rent based upon gross revenues in excess of a base amount, as defined. The Partnership received additional rent of $11,366 and $4,020 during the six months ended February 28, 1995 and 1994, respectively. The lessee has the option to repurchase the land for a specified period of time beginning in December of 1997 at a price based on the fair market value, as defined, but not less than the original cost to the Partnership.


  The objectives of the Partnership with respect to its mortgage loan and land investments are to provide current income from fixed mortgage interest payments and base land rents, then to provide increases to this current income through participation in the annual revenues generated by the property as they increase above a specified base amount. In addition, the Partnership's investment is structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage loan or exercise of the option to repurchase the land, the Partnership will receive a 50% share of the appreciation above a specified base amount.


3. Investment Properties Held for Sale

   At February 28, 1995 and August 31, 1994, the Partnership owned two operating investment properties directly as a result of foreclosure proceedings prompted by defaults under the terms of first mortgage loans held by the Partnership. Descriptions of the transactions through which the Partnership acquired these properties and of the properties themselves are summarized below:

   HACIENDA PLAZA

       As discussed in the Annual Report, the Partnership assumed ownership of Hacienda Plaza on June 22, 1990. The property, which is comprised of 78,415 square feet of leasable office and retail space in Pleasanton, California, was 88% leased as of February 28, 1995. The combined balance of the land and the mortgage loan investments at the time title was transferred to the Partnership was $9,789,495. The estimated fair value of the operating property at the date of foreclosure was $8,200,000. Accordingly, a write-down of $1,589,495 was recorded in fiscal 1990. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $3,300,000 to write down the net carrying value of the Hacienda Plaza investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of the Hacienda Plaza investment property at both February 28, 1995 and August 31, 1994 is $4,900,000.

   SPARTAN PLACE SHOPPING CENTER

       As discussed in the Annual Report, the Partnership assumed ownership of the Spartan Place Shopping Center, in Spartanburg, South Carolina, on February 12, 1991. The property, which is comprised of 151,489 square feet of leasable retail space, was 78% leased as of February 28, 1995. The combined balance of the land and the mortgage loan investment at the time title was transferred to the Partnership was approximately $8,419,000. Management estimated that the fair value of the property, net of selling expenses, at the time of the foreclosure was approximately $7,840,000. Accordingly, a loss of approximately $579,000 was recorded in fiscal 1991 to adjust the carrying value to this estimate. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $1,840,000 to write down the net carrying value of the Spartan Place investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of the Spartan Place investment property at both February 28, 1995 and August 31, 1994 is $6,000,000.



   The Partnership recognizes income from its investment properties held for sale in the amount of the excess of the properties' gross revenues over the sum of property operating expenses (including capital improvement expenses and leasing commissions), taxes and insurance.

   Combined summarized operating results for Hacienda Plaza and Spartan Place for the three-and six-month periods ended February 28, 1995 and 1994 are as follows:

                                    Three Months Ended     Six Months Ended
                                      February 28,            February 28,
                                     1995      1994         1995       1994
    REVENUES:
       Rental income and
         expense reimbursements    $512,077   $426,712    $982,738  $876,336
       Other income                   3,648      2,250       5,942     4,795
                                    515,725    428,962     988,680   881,131

    EXPENSES:
       Property operating
         expenses                   270,647    244,335     536,894   109,093
                                    378,989    309,883     671,345   521,983
    Income from operations of
      investment properties
       held for sale, net          $136,736   $119,079    $317,335  $359,148


4. Related Party Transactions

  The Adviser earned basic management fees of $69,613 and $69,077 for the six-month periods ended February 28, 1995 and 1994, respectively. Accounts payable - affiliates at both February 28, 1995 and August 31, 1994 consists of management fees of $32,920 payable to the Adviser.



  Included in general and administrative expenses for the six months ended February 28, 1995 and 1994 is $79,656 and $67,626, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

  Also included in general and administrative expenses for the six months ended February 28, 1995 and 1994 is $4,171 and $3,668, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5.Contingencies

  The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.




                   PAINEWEBBER MORTGAGE PARTNERS FIVE, L. P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   The Spartan Place Shopping Center, in Spartanburg, South Carolina, was 78% leased as of February 28, 1995, down from 85% as of August 31, 1994. A tenant which occupied 6,400 square feet at the Center went out of business and terminated its lease during the quarter ended November 30, 1994. In addition, another tenant which occupied 3,600 square feet went out of business during the current quarter. As previously reported, the overbuilt status of this Spartanburg sub-market has prevented the Spartan Place property from achieving a stabilized occupancy level since the time of its original construction in 1988. During the third quarter of fiscal 1994, management of the Partnership was informed that one of the property's major tenants, Circuit City, plans to close their store at Spartan Place and move to a location they believe is better suited to their future operations. Circuit City currently occupies 16,412 square feet at the Center and pays annual base rent of approximately $112,000. Although Circuit City is obligated to pay rent at Spartan Place through January 2008, replacing this tenant will be crucial to retaining existing tenants and leasing other vacant space. In order to accomplish these objectives, the Partnership recently hired a nationally recognized leasing and property management company to take over these functions at the property. Management is currently in discussions with two prospective anchor tenants interested in occupying space at the Center. Re-leasing the Circuit City space to a high-profile, credit tenant may require a significant expansion and repositioning of the shopping center. In addition, management continues to closely monitor the status of the Phar-Mor anchor store, which occupies 26% of the leasable space at Spartan Place, in light of Phar-Mor's Chapter 11 bankruptcy status. Despite closing many other stores across the country as part of its reorganization proceedings, thus far, this tenant has given no formal notice that it plans to close its store at Spartan Place. Nonetheless, the future tenancy of Phar-Mor at Spartan Place is uncertain at the present time. Funds for any substantial capital work which may result from future repositioning efforts at Spartan Place could be provided from the Partnership's cash reserves. Alternatively, management may consider selling the property prior to spending any significant funds on capital improvements if a current sale were deemed to be in the Partnership's best interests. Management is currently in the process of analyzing various business plans for the Spartan Place property and will formalize its strategy with regard to this investment during fiscal 1995.

   The wholly-owned Hacienda Plaza office and retail complex was 88% leased as of February 28, 1995. As previously reported, a substantial amount of office and retail space and undeveloped land remains available within the same planned development area in which the property is located. Despite this fact, rental rates in the Pleasanton, California office and retail market have improved in recent months and fewer concessions are being offered. A portion of the land in the planned development area in which Hacienda Plaza is located has been re-zoned for residential use. Approximately 800 housing units are scheduled for construction in the near future. This development and possible future residential development in the immediate vicinity of Hacienda Plaza will reduce the amount of developable land available for new competing office space and will increase the pedestrian traffic for the retail tenants at the Partnership's property. As a result of these conditions, management believes that the value of the Hacienda Plaza investment property has now stabilized after several years of decline. The Managing General Partner continues to plan to make selective capital improvements which will enhance marketing and leasing efforts until market conditions favorable to a sale of the property can be achieved. A substantial amount of the property's cash flow has been, and will likely continue to be, reinvested to pay for the leasing costs associated with attracting new tenants and renewing existing leases.

   Occupancy at the Park South Apartments, in Charlotte, North Carolina, was at 94% for the quarter ended February 28, 1995. Operations of the property continue to fully support the debt service and ground lease payments owed to the Partnership, in addition to providing a small amount of supplemental rent under the terms of the ground lease. The Partnership received additional rent of $11,366 under the terms of the Park South ground lease during the six months ended February 28, 1995. Such results are reflective of the strengthening local and national market conditions for multi-family residential properties and the favorable position that this property enjoys in its local sub-market. Further improvement in such conditions could lead to increases in additional rent earned in future quarters.

   At February 28, 1995, the Partnership had available cash and cash equivalents of approximately $2,847,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership, distributions to the partners and, if necessary, for leasing costs related to the Spartan Place and Hacienda Plaza properties. Beginning with the quarter ended February 28, 1992, the Managing General Partner began a program to gradually increase the quarterly distribution rate to the Limited Partners. The quarterly distribution rate increased to 3% per annum on remaining invested capital for the current quarter. Given the potential future capital needs of the Partnership's two wholly-owned properties, distributions to the partners are likely to remain at 3% per annum for the foreseeable future. A formal review of the Partnership's distribution policy is presently in progress. The source of future liquidity and distributions to the partners is expected to be from the operations and future sale of the two wholly-owned investment properties, mortgage interest and land rent payments from the Partnership's mortgage loan and ground lease investments, interest income on the Partnership's cash reserves, the repayment of the mortgage loan receivable and the sale of the underlying parcel of land.

RESULTS OF OPERATIONS

   The Partnership's net income decreased by approximately $29,000 for the six months ended February 28, 1995, when compared to the same period in the prior year. This decrease in net income resulted from a decrease in income from the operations of investment properties held for sale, of approximately $42,000, and an increase in general and administrative expenses of approximately $22,000. Income from investment properties held for sale decreased primarily as a result of an increase in capital expenditures at the Hacienda Plaza property in connection with management's ongoing efforts to retain existing tenants and lease vacant space. Such efforts have resulted in an increase in rental revenues to partially offset these expenses which were incurred primarily during the first quarter. Occupancy at Hacienda Plaza has increased to its present level of 88% from a level of 78% as of February 28, 1994. This increase in occupancy at Hacienda Plaza is the primary reason that income from the operations of investment properties held for sale increased by approximately $18,000 for the three months ended February 28, 1995, as compared to the same period in the prior year. General and administrative expenses increased for both the three and six months ended February 28, 1995 primarily due to professional fees incurred to perform market research and tenant analysis as part of the process of generating the various potential business plans for the Spartan Place property referred to above. The decrease in income from investment properties held for sale and the increase in general and administrative expenses was partially offset by an increase in other interest income of approximately $28,000 and an increase in land rent of approximately $7,000 for the six months ended February 28, 1995. Interest income increased for both the three and six months ended February 28, 1995 as a result of the higher interest rates being earned on the Partnership's invested cash reserves in the current period. Land rent increased for both the three and six months ended February 28, 1995 as a result of additional supplemental rent received from the Park South Apartments investment during the current period.


                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

    In November 1994, a series of purported class actions (the "New York
Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of defendants, including Fifth Mortgage Partners, Inc. and Properties Associates 1985, L.P., which are the General Partners in the Partnership and affiliates of PaineWebber.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Mortgage Partners Five, L.P., PaineWebber, Fifth Mortgage Partners, Inc. and Properties Associates 1985, L.P. (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Mortgage Partners Five, L.P., also allege that following the sale of the partnership interests, PaineWebber, Fifth Mortgage Partners, Inc. and Properties Associates 1985, L.P. misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Fifth Mortgage Partners, Inc. and Properties Associates 1985, L.P. violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

    Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Fifth Mortgage Partners, Inc., Properties Associates 1985, L.P. and their affiliates for costs and liabilities in connection with this litigation. The General Partners intend to vigorously contest the allegations of the action, and believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.                      NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:                           NONE

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the registrant during the quarter


                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.


                        By:  FIFTH MORTGAGE PARTNERS, INC.
                                                            -
                               Managing General Partner



                         By:  /s/ Walter V. Arnold
                            Walter V. Arnold
                            Senior Vice President and Chief
                            Financial Officer




Dated:  April 13, 1995