Form 10-Q
period 1995-05-31
PAINEWEBBER MORTGAGE PARTNERS FIVE L P
filed 1995-07-12
CIK 779339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q


    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995

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



                                  Page 1 of 12
                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                                 BALANCE SHEETS
                        May 31, 1995 and August 31, 1994
                                  (Unaudited)

                                     ASSETS
                                                       May 31      August 31

Real estate investments:
   Investment properties held for sale, net          $10,900,000 $10,900,000
   Land                                                  230,000     230,000
   Mortgage loan receivable                            1,270,000   1,270,000
                                                      12,400,000  12,400,000

Cash and cash equivalents                              2,798,593   3,035,278
Interest and land rent receivable                          9,588       9,588
Accounts receivable                                      135,425      88,096
Prepaid expenses                                          20,650      23,943
Deferred expenses, net                                    31,363      35,015
                                                     $15,395,619 $15,591,920


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $      32,920 $    32,920
Accounts payable and accrued expenses                    105,240     127,753
Tenant security deposits                                  71,064      62,504
Deferred revenue                                               -       4,281
Deferred management fees                                 245,375     245,375
Partners' capital                                     14,941,020  15,119,087
                                                     $15,395,619 $15,591,920

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the nine months ended May 31, 1995 and 1994
                                  (Unaudited)

                                                         General   Limited
                                                         Partners   Partners

Balance at August 31, 1993                             $(62,211)  $16,474,250
Net income                                                4,893       479,478
Cash distributions                                       (4,974)     (494,096)
BALANCE AT MAY 31, 1994                                $(62,292)  $16,459,632

Balance at August 31, 1994                             $(75,205)  $15,194,292
Net income                                                4,049       396,764
Cash distributions                                       (5,781)     (573,099)
BALANCE AT MAY 31, 1995                               $ (76,937)  $15,017,957


                            See accompanying notes.


                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
                              STATEMENTS OF INCOME
           For the three and nine months ended May 31, 1995 and 1994
                                  (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                         May 31,                 May 31,
                                     1995       1994       1995        1994

REVENUES:
   Interest from mortgage loan   $  28,558 $  28,558  $   85,673  $   85,673
   Land rent                         5,192     5,963      26,942      20,367
   Other interest income            40,191    26,553     113,779      72,619
                                    73,941    61,074     226,394     178,659

EXPENSES:
   Management fees                  34,943    34,672     104,556     103,749
   General and administrative       75,255    75,936     245,387     224,198
   Amortization of deferred
     expenses                        1,217     1,217       3,652       3,652
                                   111,415   111,825     353,595     331,599

Operating loss                     (37,474)  (50,751)   (127,201)   (152,940)

Income from operations of
   investment properties
   held for sale, net              210,679   278,163     528,014     637,311

NET INCOME                        $173,205  $227,412    $400,813    $484,371

Net income per Limited
  Partnership Unit                   $0.22     $0.29       $0.51       $0.62
Cash distributions per Limited
  Partnership Unit                   $0.26     $0.22       $0.74       $0.64


The above net income and cash distributions per Limited Partnership Unit are based upon the 776,988 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.















                            See accompanying notes.


                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
                            STATEMENTS OF CASH FLOWS
                For the nine months ended May 31, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)

                                                          1995        1994
Cash flows from operating activities:
 Net income                                           $  400,813  $  484,371
 Adjustments to reconcile net income
 to net cash provided by operating activities:
   Amortization of deferred expenses                       3,652       3,652
   Changes in assets and liabilities:
    Accounts receivable                                  (47,329)    (24,353)
    Prepaid expenses                                       3,293       2,260
    Accounts payable - affiliates                              -     (27,543)
    Accounts payable and accrued expenses                (22,513)   (106,246)
    Tenant security deposits                               8,560           9
    Deferred revenue                                      (4,281)
- -
         Total adjustments                               (58,618)   (152,221)
         Net cash provided by operating activities       342,195     332,150

Cash flows from financing activities:
 Distributions to partners                              (578,880)   (499,070)

Net decrease in cash and cash equivalents               (236,685)   (166,920)

Cash and cash equivalents, beginning of period         3,035,278   3,115,673

Cash and cash equivalents, end of period              $2,798,593  $2,948,753


















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

2.Mortgage Loan and Land Investments



  The following first mortgage loan was outstanding at May 31, 1995 and August 31, 1994.

                                                                Date of
         Property     Amount of Loan   Interest Rate            Loan and Term

     Park South       $1,270,000       9% through 12/28/01       12/29/88
     Charlotte,
       North Carolina                                            13 years



  The loan is secured by a first mortgage on the property and an assignment of all tenant leases. Interest is payable monthly and the principal is due at maturity.

  In addition to the above mortgage loan, the following land purchase-leaseback transaction had also been entered into as of May 31, 1995 and August 31, 1994.



                               Cost of Land
       Property             to the Partnership      Annual Base Rent

     Park South               $  230,000           $20,769 through 12/28/28



  The land lease has a term of 40 years. Among the provisions of the lease agreement, the Partnership is entitled to additional rent based upon gross revenues in excess of a base amount, as defined. The Partnership received additional rent of $11,365 and $4,790 during the nine months ended May 31, 1995 and 1994, respectively. The lessee has the option to repurchase the land for a specified period of time beginning in December of 1997 at a price based on the fair market value, as defined, but not less than the original cost to the Partnership.

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


3. Investment Properties Held for Sale

   At May 31, 1995 and August 31, 1994, the Partnership owned two operating investment properties directly as a result of foreclosure proceedings prompted by defaults under the terms of first mortgage loans held by the Partnership. Descriptions of the transactions through which the Partnership acquired these properties and of the properties themselves are summarized below:



   HACIENDA PLAZA

       As discussed in the Annual Report, the Partnership assumed ownership of Hacienda Plaza on June 22, 1990. The property, which is comprised of 78,415 square feet of leasable office and retail space in Pleasanton, California, was 86% leased as of May 31, 1995. The combined balance of the land and the mortgage loan investments at the time title was transferred to the Partnership was $9,789,495. The estimated fair value of the operating property at the date of foreclosure was $8,200,000. Accordingly, a write-down of $1,589,495 was recorded in fiscal 1990. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $3,300,000 to write down the net carrying value of the Hacienda Plaza investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of the Hacienda Plaza investment property at both May 31, 1995 and August 31, 1994 is $4,900,000.

   SPARTAN PLACE SHOPPING CENTER

       As discussed in the Annual Report, the Partnership assumed ownership of the Spartan Place Shopping Center, in Spartanburg, South Carolina, on February 12, 1991. The property, which is comprised of 151,489 square feet of leasable retail space, was 66% leased as of May 31, 1995. The combined balance of the land and the mortgage loan investment at the time title was transferred to the Partnership was approximately $8,419,000. Management estimated that the fair value of the property, net of selling expenses, at the time of the foreclosure was approximately $7,840,000. Accordingly, a loss of approximately $579,000 was recorded in fiscal 1991 to adjust the carrying value to this estimate. Since the date of the foreclosure, the


   Partnership has recorded provisions for possible investment loss totalling $1,840,000 to write down the net carrying value of the Spartan Place investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of the Spartan Place investment property at both May 31, 1995 and August 31, 1994 is $6,000,000.

       During the quarter ended May 31, 1995, the Partnership received two offers to purchase the Spartan Place Shopping Center. Subsequent to the quarter-end, the Partnership entered into a tentative agreement with the higher bidder at a negotiated sales price of $6,150,000. There can be no assurances that this transaction will be consummated. If the transaction does close, management would expects to distribute the majority of the proceeds from the disposition of Spartan Place to the Limited Partners.




   The Partnership recognizes income from its investment properties held for sale in the amount of the excess of the properties' gross revenues over the sum of property operating expenses (including capital improvement expenses and leasing commissions), taxes and insurance. Combined summarized operating results for Hacienda Plaza and Spartan Place for the three-and nine-month periods ended May 31, 1995 and 1994 are as follows:


                                    Three Months Ended     Nine Months Ended
                                         May 31,                May 31,
                                      1995      1994        1995       1994
    REVENUES:
      Rental income and
        expense reimbursements     $468,691   $520,463  $1,451,429  $1,396,799
      Other income                    3,210      1,244       9,152       6,039
                                    471,901    521,707   1,460,581   1,402,838

    EXPENSES:
      Property operating expenses   205,878    189,093     742,772     601,983
      Property taxes and insurance   55,344     54,451     189,795     163,544
                                    261,222    243,544     932,567     765,527
    Income from operations of
      investment properties held
      for sale, net                $210,679   $278,163   $ 528,014  $  637,311



4. Related Party Transactions

  The Adviser earned basic management fees of $104,556 and $103,749 for the nine-month periods ended May 31, 1995 and 1994, respectively. Accounts payable - affiliates at both May 31, 1995 and August 31, 1994 consists of management fees of $32,920 payable to the Adviser.

  Included in general and administrative expenses for the nine months ended May 31, 1995 and 1994 is $118,518 and $104,535, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

  Also included in general and administrative expenses for the nine months ended May 31, 1995 and 1994 is $4,429 and $3,668, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5. Contingencies

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



                   PAINEWEBBER MORTGAGE PARTNERS FIVE, L. P.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   The Spartan Place Shopping Center, in Spartanburg, South Carolina, was 66% leased as of May 31, 1995, down from 85% as of August 31, 1994 and 78% last quarter. A tenant which occupied 6,400 square feet at the Center went out of business and terminated its lease during the quarter ended November 30, 1994 and another tenant which occupied 3,600 square feet went out of business during the quarter ended February 28, 1995. In addition, during the current quarter, another tenant which occupied 1,600 square feet did not renew its lease and, as previously reported, Circuit City vacated one of the anchor tenant spaces at the property to move to a location they believed to be better suited to their future operations. Circuit City had occupied 16,412 square feet at the Center and pays annual base rent of approximately $112,000. Although Circuit City is obligated to pay rent at Spartan Place through January 2008, replacing this tenant will be crucial to retaining existing tenants and leasing other vacant space. In order to accomplish these objectives, the Partnership recently hired a nationally recognized leasing and property management company to take over these functions at the property. In addition, management of the Phar-Mor anchor store, which occupies 26% of the leasable space at Spartan Place, has indicated that they may close their store at Spartan Place in the near future as part of their bankruptcy reorganization plan. Re-leasing the Circuit City and Phar-Mor space to high-profile, credit tenants could require a significant expansion and repositioning of the shopping center. Funds for any substantial capital work which may result from future repositioning efforts at Spartan Place could be provided from the Partnership's cash reserves. Management is currently in discussions with two prospective anchor tenants which have expressed interest in occupying space at the Center. Alternatively, management has been considering a possible sale of the property prior to spending any significant funds on capital improvements.

   During the quarter ended May 31, 1995, the Partnership received two offers to purchase Spartan Place. Subsequent to the quarter-end, the Partnership entered into a tentative agreement with the higher bidder at a negotiated sales price of $6,150,000. However, there can be no assurances that this transaction will be consummated. While the potential sales price is substantially lower than the amount of the Partnership's original investment in Spartan Place, of $9.8 million, management believes that it may be in the Partnership's best interests to dispose of this investment at the present time. A current sale transaction at fair market value would enable the Partnership to avoid the risks and costs of re-leasing the vacant space at the Center, as well as the potential costs of redeveloping the property. Management will continue to explore the re-leasing options for the property in the event that a sale transaction cannot be completed. If a sale of Spartan Place were to be completed, management would expect to distribute the majority from the disposition of this investment to the Limited Partners. In addition to the net sales proceeds, the distribution would likely include the proceeds of the $1,550,000 letter of credit which the Partnership retained at the time of the Spartan Place borrower's original default. Such funds remain in the balance of the Partnership's cash reserves as of May 31, 1995.

   The wholly-owned Hacienda Plaza office and retail complex was 86% leased as of May 31, 1995. As previously reported, a substantial amount of office and retail space and undeveloped land remains available within the same planned development area in which the property is located. Despite this fact, rental rates in the Pleasanton, California office and retail market have improved in recent months and fewer concessions are being offered. A portion of the land in the planned development area in which Hacienda Plaza is located has been re-


zoned for residential use. Approximately 800 housing units are scheduled for construction in the near future. This development and possible future residential development in the immediate vicinity of Hacienda Plaza will reduce the amount of developable land available for new competing office space and will increase the pedestrian traffic for the retail tenants at the Partnership's property. As a result of these conditions, management believes that the value of the Hacienda Plaza investment property has now stabilized after several years of decline. The Managing General Partner continues to plan to make selective capital improvements which will enhance marketing and leasing efforts until market conditions favorable to a sale of the property can be achieved. A substantial amount of the property's cash flow has been, and will likely continue to be, reinvested to pay for the leasing costs associated with attracting new tenants and renewing existing leases.

   At May 31, 1995, the Partnership had available cash and cash equivalents of approximately $2,799,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership, distributions to the partners and, if necessary, for leasing costs related to the Spartan Place and Hacienda Plaza properties. Beginning with the quarter ended November 30, 1992, the Managing General Partner began a program to gradually increase the quarterly distribution rate to the Limited Partners. The quarterly distribution rate increased to 3% per annum on remaining invested capital during the quarter ended February 28, 1995. Given the potential future capital needs of the Partnership's two wholly-owned properties, distributions to the partners are likely to remain at 3% per annum for the foreseeable future. A formal review of the Partnership's distribution policy is presently in progress. The source of future liquidity and distributions to the partners is expected to be from the operations and future sale of the two wholly-owned investment properties, mortgage interest and land rent payments from the Partnership's mortgage loan and ground lease investments, interest income on the Partnership's cash reserves, the repayment of the mortgage loan receivable and the sale of the underlying parcel of land.

RESULTS OF OPERATIONS

Three Months Ended May 31, 1995

     The Partnership's net income decreased by approximately $54,000 for the three months ended May 31, 1995, when compared to the same period in the prior year. This decrease in net income is primarily a result of a decrease in the income from operations of investment properties held for sale. The income from operations of investment properties held for sale decreased by approximately $67,000 for the third quarter of fiscal 1995 due to a decrease in income at the Spartan Place Shopping Center. Income decreased by approximately $117,000 at Spartan Place due to a decrease in rental income of approximately $86,000 and an increase in bad debt expenses of approximately $26,000. Rental income decreased due to a decrease in occupancy to 66% for the current quarter as compared to 85% during the same quarter in the prior year. The decrease in income at Spartan Place was partially offset by an increase in income at Hacienda Plaza of approximately $49,000 primarily due to an increase in rental income of approximately $34,000. Rental income increased due to an increase in occupancy to 86% for the current quarter as compared to 83% during the same quarter in the prior year. The decrease in income from operations of investment properties held for sale was partially offset by a decrease in the Partnership's operating loss of approximately $13,000 due to an increase in interest earned on short term investments of approximately $14,000. Interest earned on short term investments increased due to an increase in the interest rates earned on such investments.

Nine Months Ended May 31, 1995



     The Partnership's net income decreased by approximately $84,000 for the nine months ended May 31, 1995, when compared to the same period in the prior year. This decrease in net income is primarily a result of a decrease in the income from operations of investment properties held for sale. The income from operations of investment properties held for sale decreased by approximately $109,000 for the current nine-month period due to a decrease in income at the Spartan Place Shopping Center. Income from Spartan Place decreased by approximately $128,000 due to a decrease in rental income of approximately $44,000 and increases in real estate tax and bad debt expenses of approximately $42,000 and $26,000, respectfully. Rental income decreased due to the decrease in occupancy to 66% as of May 31, 1995, as compared to the level of 85% of one year earlier. The decrease in income at Spartan Place was partially offset by an increase in income at Hacienda Plaza of approximately $19,000 due to an increase in rental income of approximately $99,000. Rental income increased mainly due to the increase in occupancy to 86% as of May 31, 1995, as compared to 83% at May 31, 1994. The decrease in income from operations of investment properties held for sale was partially offset by a decrease in the Partnership's operating loss of approximately $26,000 due to an increase in interest earned on short term investments of approximately $41,000 and an increase in land rent income of approximately $7,000. Interest earned on short term investments increased due to an increase in the interest rates earned on such investments in fiscal 1995. Land rents increased as a result of additional supplemental rent received under the terms of the ground lease on the Park South Apartments.
These increases in interest income on short term investments and land rent income were partially offset by an increase in general and administrative expenses of approximately $21,000 primarily due to certain professional fees incurred to perform market research and tenant analysis as part of the process of generating alternative business plans for the Spartan Place property referred to above.





                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

    As discussed in the Partnership's quarterly report on Form 10-Q for the period ended February 28, 1995, in November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation. Refer to the description of the claims in the prior quarterly report for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.                      NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:                           NONE

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.




                   PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.


                        By:  FIFTH MORTGAGE PARTNERS, INC.

                               Managing General Partner




                         By:/s/ Walter V. Arnold
                            Walter V. Arnold
                            Senior Vice President and Chief
                            Financial Officer




Dated:  July 14, 1995