Form 10-K405
period 1995-08-31
PAINEWEBBER MORTGAGE PARTNERS FIVE L P
filed 1995-11-29
CIK 779339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED:  AUGUST 31, 1995

                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from           to          .

                          Commission File Number:  0-17149

                      PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
               (Exact name of registrant as specified in its charter)

        Delaware                                       04-2889712
(State of organization)                              (I.R.S.Employer
                                                    Identification  No.)

  265 Franklin Street, Boston, Massachusetts                02110
    (Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code:(617) 439-8118

          Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
Title of each class                                   which registered
   None                                                  None

          Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                                 -----

                         DOCUMENTS INCORPORATED BY REFERENCE
Documents                                          Form 10-K Reference
Prospectus of registrant dated                     Part IV
December 3, 1985, as supplemented


                     PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
                                 1995 FORM 10-K

                               TABLE OF CONTENTS


PART   I                                                    Page

Item 1      Business                                        I-1

Item 2      Properties                                      I-3

Item 3      Legal Proceedings                               I-3

Item 4      Submission of Matters to a Vote of
               Security Holders                             I-4


PART  II

Item5      Market for the Partnership's Limited
             Partnership Interests and
           Related Security Holder Matters                 II-1

Item6      Selected Financial Data                         II-1

Item7      Management's Discussion and Analysis
            of Financial Condition
            and Results of Operations                      II-2

Item8      Financial Statements and Supplementary Data     II-5

Item9      Changes in and Disagreements with
          Accountants on Accounting
           and Financial Disclosure                        II-5


PART III

Item10     Directors and Executive Officers
            of the Partnership                            III-1

Item 11     Executive Compensation                        III-3

Item12     Security Ownership of Certain Beneficial
            Owners and Management                         III-3

Item13     Certain Relationships and Related Transactions III-3


PART  IV

Item14     Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                       IV-1

Signatures                                                 IV-2

Index to Exhibits                                          IV-3

Financial Statements and Supplementary Data         F-1 to F-14
                                      PART I

Item 1.  Business

   PaineWebber Mortgage Partners Five, L.P. (the "Partnership") is a limited partnership formed in October 1985 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a diversified portfolio of income-producing operating properties through land purchase-leaseback transactions and first mortgage loans. The Partnership sold $38,849,400 in Limited Partnership Units (776,988 Units at $50 per Unit) from December 3, 1985 to December 2, 1987 pursuant to an Amended Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration No. 33-934). Limited Partners will not be required to make any additional capital contributions.

   The Partnership originally owned land and made first mortgage loans secured by buildings with respect to four operating properties. As discussed further below, the Partnership's investments related to one of the properties were sold in fiscal 1990. As of August 31, 1995, the Partnership owns two operating properties directly as a result of foreclosure actions resulting from defaults under the terms of the mortgage loans receivable, and has one remaining loan receivable and land investment. The Partnership's operating properties and security for its mortgage loan investment are described below.


Property name      Type of Property and
and Location       Date of Investment   Size     Type of Ownership (1)

Hacienda Plaza        Retail and       78,415       Fee
(2)                   Office           sq.          ownership
Pleasanton, CA        Complex          ft.;         of land
                      8/15/86          6.3          and
                                       acres        improvements
                                       of
                                       land

Spartan Place (3)     Shopping         151,489      Fee
Spartanburg, SC       Center           sq.          ownership
                      4/28/88          ft.;         of land
                                       13.9         and
                                       acres        improvements
                                       of land

Park South (4)        Apartments       240          Fee
Charlotte, NC         12/29/88         units;       ownership
                                       19           of land
                                       acres        and first
                                       of land      mortgage
                                                    lien on
                                                    improvements

(1)See Notes to the Financial Statements filed with this Annual Report for a description of the transactions through which the Partnership has acquired these real estate investments.

(2)On June 22, 1990, the Partnership was granted title to the Hacienda Plaza property and assumed ownership as a result of certain defaults by the borrower under the terms of the Partnership's mortgage loan receivable. The Partnership has been operating the property utilizing the services of a local property management company since the date of the foreclosure.

(3)On February 12, 1991, the Partnership received the title to the Spartan Place property and assumed ownership as a result of certain defaults by the borrower under the terms of the Partnership's mortgage loan receivable. The Partnership is currently operating the property utilizing the services of a local property management company.

(4)The Partnership owns a 23% interest in the land underlying the Park South Apartments and has an equivalent interest in the related secured mortgage loan. The remaining 77% interest in the land and mortgage loan receivable is owned by an affiliated partnership, Paine Webber Qualified Plan Property Fund Four, LP.

     In November 1989, the Partnership sold the land it had previously owned and leased back to Ballston Place Associates Limited Partnership (`BPA''). The Partnership also allowed BPA to prepay the mortgage loan secured by the Ballston Place Phase I apartment building. BPA made a cash payment of approximately $11,402,000 to the Partnership on November 29, 1989 in return for the Partnership's agreement to release the first leasehold mortgage applicable to the Ballston Place Apartments Phase I. In connection with the sale, the Partnership received a fixed installment note in the principal amount of $355,200, which was to be payable in eight annual installment payments beginning April 1, 1992 and ending on April 1, 1999. The fixed installment note was to bear interest, beginning in April of 1992, equal to the interest rate applicable to one-year U.S. Treasury bills and was guaranteed as to its payment by the parent company of the borrowing entity. During fiscal 1992, the borrower failed to make the required April 1, 1992 initial installment payment due the Partnership and filed for protection under Chapter 11 of the U.S. Bankruptcy Code due to defaults on the first mortgage loan secured by the property.. Throughout fiscal 1993, management pursued legal action against the guarantors of the note in an effort to collect the principal and interest receivable. During the quarter ended February 28, 1993, a settlement agreement between the Partnership and the guarantors was approved by the United States Bankruptcy Court whereby the Partnership received a cash payment of $81,000 to fully satisfy all of the borrower's outstanding obligations to the Partnership.

   The Partnership's investment objectives are to:

(1)preserve and protect the Limited Partners' capital;
(2)preserve the Limited Partners' buying power (i.e., provide an inflation hedge);
(3)provide the Limited Partners with cash distributions from investment income; and
(4)achieve long-term appreciation in the value of Partnership's investments.

   Through August 31, 1995, the Limited Partners had received cumulative cash distributions totalling approximately $26,137,000, or $703 per original $1,000 investment for the Partnership's earliest investors. This return includes distributions of $322 per original $1,000 investment from the prepayment of the Ballston Place mortgage loan and related land repurchase in November of 1989. In addition, the Partnership retains interests in three of the four investment properties underlying its original mortgage loan and land investments. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of its remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final liquidation, which cannot presently be determined. At the present time, real estate values for commercial office buildings are generally depressed nationwide due to an oversupply of competing space in many markets and the trend of corporate consolidations and downsizing which has followed in the wake of the last national recession. In addition, values for retail shopping centers in certain markets have begun to be affected by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Management believes that such conditions are temporary and will change as certain market corrections occur.

   The Partnership expects to finance or sell its investments and have its mortgage loan repaid from time to time. It is expected that most sales and repayments will be made after a period of between seven and fifteen years after the conclusion of the offering period, although sales and repayments may occur at earlier or later dates. In deciding whether to take any such actions, the Managing General Partner will consider such factors as the amount of appreciation in value, if any, to be realized, the risks of continued investment and the anticipated advantages to be gained from continuing to hold the investment. The proceeds from such sales, financings or refinancings of the investments will not be reinvested but will be distributed to the Partners, so that the Partnership will in effect be self-liquidating. As discussed further in Item 7, the Partnership had been negotiating for the possible sale of the Spartan Place Shopping Center. Subsequent to year-end, the potential sale transaction could not be completed. Management is currently considering whether to re-market the property for sale or to hold the property and invest the funds to redevelop the shopping center, which has a substantial amount of vacant space.
   The Partnership's operating properties and the property securing its mortgage loan investment are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complex competes with numerous similar projects generally on the basis of price, location and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The availability of low home mortgage interest rates over the past two years has generally caused this competition to increase in all areas of the country. The shopping center and the retail/office complex compete for long-term commercial tenants with numerous projects of similar type generally on the basis of rental rates,
location and tenant improvement allowances.   The Partnership has no real estate
investments located outside the United States. The Partnership is engaged solely in the business of real estate investment. Therefore, a presentation of information about industry segments is not applicable.

   The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber").

   The general partners of the Partnership (the "General Partners") are Fifth Mortgage Partners, Inc. and Properties Associates 1985, L.P. Fifth Mortgage Partners, Inc., a wholly-owned subsidiary of PaineWebber, is the Managing General Partner of the Partnership. The Associate General Partner is Properties Associates 1985, L.P., a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the
Partnership is managed by the Adviser.   The terms of transactions between the
Partnership and affiliates of the
Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2.  Properties

   As of August 31, 1995, the Partnership owns two operating properties directly as a result of foreclosures on certain mortgage loans receivable during fiscal 1991 and 1990, as noted in Item 1 above to which reference is made for the description, name and location of such properties. Additionally, as of August 31, 1995 the Partnership owns, and has leased back to the sellers, the land underlying the investment property referred to under Item 1.

   Occupancy figures for each fiscal quarter during 1995, along with an average for the year, are presented below for each property.

                                  Percent Occupied At
                                                             Fiscal 1995
                         11/30/942/28/95   5/31/95 8/31/95     Average

Hacienda Plaza           87%      88%      86%     86%           87%

Spartan Place            80%      78%      66%     38%           66%

Park South               96%      94%      92%     97%           95%

Item 3.  Legal Proceedings

   In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fifth Mortgage Partners, Inc. and Properties Associates 1985, L.P. (`PA1985''), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Mortgage Partners Five, L.P., PaineWebber, Fifth Mortgage Partners, Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Mortgage Partners Five, L.P., also allege that following the sale of the partnership interests, PaineWebber, Fifth Mortgage Partners, Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Fifth Mortgage Partners, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

     Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Fifth Mortgage Partners, Inc., PA1985 and their affiliates for costs and liabilities in connection with this litigation. The General Partners intend to vigorously contest the allegations of the action, and believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

     The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.                                    PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

     At August 31, 1995 there were 6,106 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

Item 6.  Selected Financial Data

                 PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
                          SELECTED FINANCIAL DATA
      For the years ended August 31, 1995, 1994, 1993, 1992 and 1991
                   (in thousands, except per Unit data)

                         1995        1994       1993        1992       1991

Revenues              $    300     $   248     $   231     $   249  $    561

Operating income (loss)$  (193)    $  (201)    $  (153)    $  (561) $    232

Loss on foreclosure          -           -           -           -  $   (579)

Provision for possible
  investment loss      $(1,000)   $ (1,300)    $  (900)   $ (1,502) $ (1,438)

Income from
 investment properties
 held for sale        $    480   $     886    $    837   $     901 $     521

Net loss              $   (713)  $    (614)   $   (215)   $ (1,161) $ (1,263)

Net loss
 per Limited
 Partnership Unit     $  (0.91)  $   (0.78)  $   (0.27)   $  (1.48) $   (1.61)

Cash distributions
 per Limited
 Partnership Unit    $    0.99   $    0.86   $    0.73   $    0.68  $    0.68

Total assets          $ 14,175    $ 15,592    $ 16,977    $ 17,723   $ 19,375


  The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

   The above net loss and cash distributions per Limited Partnership Unit are based upon the 776,988 Limited Partnership Units outstanding during each year.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

   The Partnership offered Limited Partnership Interests to the public from December 3, 1985 to December 2, 1987 pursuant to an Amended Registration
Statement filed under the Securities Act of 1933.   Gross proceeds of
$38,849,400 were received by the Partnership and, after deducting selling expenses and offering costs, $33,600,000 was invested in four operating properties in the form of first mortgage loans and land purchase-leaseback transactions. Since the time that the original investments were made, the Partnership has liquidated its Ballston Place mortgage loan and land investments. In addition, the Partnership has assumed direct ownership of the Hacienda Plaza and Spartan Place properties subsequent to foreclosure proceedings resulting from defaults under the terms of the Partnership's first mortgage loans.

   The Spartan Place Shopping Center, in Spartanburg, South Carolina, was 38% occupied as of August 31, 1995, down from 85% as of August 31, 1994 and 66% as of the end of the third quarter. As previously reported, Circuit City vacated one of the anchor tenant spaces at the property during the quarter ended May 31, 1995 to move to a location they believed to be better suited to their future operations. Circuit City had occupied 16,412 square feet, or 11% of the net leasable space at the Center, and remains obligated to pay annual base rent of approximately $112,000, plus its pro rata share of operating expenses, through the end of its lease term, in January 2008. In addition, management of Phar-Mor, another anchor tenant which occupied 26% of the leasable space at Spartan Place, closed their store at Spartan Place and terminated their lease in July 1995 as part of their bankruptcy reorganization plan. A number of smaller shop space tenants also either went out of business or failed to
renew their leases during fiscal 1995.   Re-leasing the Circuit City and
Phar-Mor space to high-profile, strong credit tenants will be critical to increasing shopper traffic at the center which will be necessary to retain the existing tenants and to lease the vacant shop space. However, such re-leasing plans could require a major expansion and/or repositioning of the shopping center. Alternatively, management has considered a possible sale of the property prior to undertaking any major re-leasing commitments and potentially spending significant funds on capital and tenant improvements. During the quarter ended May 31, 1995, the Partnership received two offers to purchase Spartan Place. Subsequent to the end of the fiscal year, the Partnership entered into a purchase and sale agreement with the higher bidder at a negotiated sales price of $6,150,000. Under the terms of the contract, the buyer had thirty days to perform its due diligence procedures. Subsequent to the buyer's due diligence period, the offer to purchase the property was withdrawn. Management of the Partnership is currently considering whether to re-market the property for sale or to hold the property and invest the funds required to re-lease and/or redevelop the property, which, as noted above, has a substantial amount of vacant space. Funds for such a redevelopment would be provided from a combination of Partnership cash reserves and secured borrowings. Management is currently reassessing its total return analysis for the redevelopment versus potential sell `as is'' alternatives and expects to formalize its strategy for the Spartan Place investment in early fiscal 1996.


The wholly-owned Hacienda Plaza office and retail complex was 86% leased as of August 31, 1995. As previously reported, a substantial amount of office and retail space and undeveloped land remains available within the same planned development area in which the property is located. Despite this fact, rental rates in the Pleasanton, California office and retail market have improved in recent months and fewer concessions are being offered. A portion of the land in the planned development area in which Hacienda Plaza is located has been re-zoned for residential use. Approximately 800 housing units are scheduled for construction in the near future. This development and any future residential development in the immediate vicinity of Hacienda Plaza would reduce the amount of developable land available for new competing office space and would increase the pedestrian traffic for the retail tenants at the Partnership's property. As a result of these conditions, management believes that operations at the Hacienda Plaza investment property may be stabilizing after several years of intense local office and retail market competition. The Managing General Partner continues to plan to make selective capital improvements aimed at enhancing marketing and leasing efforts until market conditions favorable to a sale of the property can be achieved. A substantial amount of the property's cash flow has been, and will likely continue to be, reinvested to pay for the leasing costs associated with attracting new tenants and renewing existing leases.

   Occupancy at the Park South Apartments in Charlotte, North Carolina,
averaged 95% for the year ended August 31, 1995, compared to an average of 96% for the prior fiscal year. Operations of the property continue to fully support the debt service and ground lease payments owed to the Partnership in addition to providing a small amount of supplemental rent under the terms of the ground lease. Such results are reflective of the strengthening local and national market conditions for multi-family residential properties and the favorable
position that this property enjoys in its local sub-market.   At August 31,
1995, the Partnership had available cash and cash equivalents of approximately $2,692,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership, distributions to the partners and, if necessary, for leasing costs related to the Spartan Place and Hacienda Plaza properties. Beginning with the quarter ended November 30, 1992, the Managing General Partner began a program to gradually increase the quarterly distribution rate to the Limited Partners. The quarterly distribution rate increased to 3% per annum on remaining invested capital during the quarter ended February 28, 1995. Given the potential future capital needs of the Partnership's two wholly-owned properties, as well as the loss of income at Spartan Place which resulted from the significant increase in vacancy during fiscal 1995, the Adviser has recommended a reduction in the Partnership's quarterly distribution rate. It is expected that the distribution rate will be reduced to 1% per annum on remaining invested capital effective for the payment to be made on January 15, 1996 for the quarter ending November 30, 1995. Distributions would be expected to remain at this level until Spartan Place is either sold or its operations have been stabilized. The source of future liquidity and distributions to the partners is expected to be from the operations and future sale of the two wholly-owned investment properties, mortgage interest and land rent payments from the Partnership's mortgage loan and ground lease investments, interest income on the Partnership's cash reserves, the repayment of the mortgage loan receivable and the sale of the underlying parcel of land.

RESULTS OF OPERATIONS
1995 Compared to 1994

   The Partnership's net loss increased by $99,000 in fiscal 1995, when compared to the prior year. The primary reason for this increase was a decline in income from investment properties held for sale of $407,000. Income from investment properties held for sale decreased mainly due to an increase in real estate tax expense at Spartan Place and significant capital improvement and leasing costs incurred at Hacienda Plaza. Real estate taxes increased by $86,000 at Spartan Place. At Hacienda Plaza, despite ending the year at the same 86% leasing level that existed at August 31, 1994, the property experienced a fair amount of tenant turnover, downsizing and relocation during the year. Such leasing activity resulted in increased bad debt expense from tenants who vacated the property and expenditures on tenant improvements and leasing commissions to re-lease the vacated space. In addition, certain capital improvement projects were completed during the year at Hacienda Plaza. Under the Partnership's accounting policy with respect to assets held for sale, capital and tenant improvement costs and leasing commissions are expensed as incurred. An overall increase in rental revenues at Hacienda Plaza offset the decrease in rental income at Spartan Place which resulted from the decrease in occupancy during fiscal 1995, as discussed further above. Unless the vacant Phar-Mor anchor space at the center is leased in the near term, revenues will be significantly lower in fiscal 1996 since Phar-Mor paid rent on such space for most of fiscal 1995.

   The decrease in income from investment properties held for sale was partially offset by a decrease in the provision for possible investment loss in the current year. The provision for possible investment loss decreased by $300,000 in fiscal 1995. The fiscal 1995 provision of $1 million represents an adjustment to reduce the carrying value of the investment in Spartan Place to management's estimate of fair value at August 31, 1995. The value decline during fiscal 1995 was primarily the result of the Phar-Mor lease termination discussed further above. No adjustment was made to the carrying value of the Hacienda Plaza investment for fiscal 1995. In fiscal 1994, the Partnership recorded an additional provision of $400,000 related to the Hacienda Plaza property, along with a $900,000 adjustment to the carrying value of the Spartan Place Shopping Center, to reflect additional declines in management's estimates of the fair values of the investment properties. In addition to the decrease in the provision for possible investment loss, the Partnership's operating loss decreased by $8,000. Operating loss decreased due to an increase in interest income of $47,000, which resulted from an increase in interest rates earned on cash and cash equivalents when compared to the prior year, and an increase in land rent revenue from the Park South Apartments of $6,000. The increases in interest income and land rent revenue were partially offset by an increase in general and administrative expenses of $44,000 primarily due to an increase in professional fees.



1994 Compared to 1993

   The Partnership reported a net loss of $614,000 for the year ended August
31, 1994, as compared to a net loss of $215,000 in the prior fiscal year. This unfavorable change in the Partnership's operating results was primarily due to an increase in the provision for possible investment loss during fiscal 1994. The provision for possible investment loss increased by $400,000, from $900,000 in fiscal 1993 to $1,300,000 in fiscal 1994. The fiscal 1993 provision represented an adjustment to reduce the carrying value of the investment in Hacienda Plaza to management's estimate of fair value as of August 31, 1993. In fiscal 1994, the Partnership recorded an additional provision of $400,000 related to the Hacienda Plaza property, along with a $900,000 adjustment to the carrying value of the Spartan Place Shopping Center, to reflect additional declines in management's estimates of the fair values of the investment properties. The unfavorable change in the Partnership's operations can also be partly attributed to an increase of $48,000 in the Partnership's operating loss, which was offset by an increase in income from the operations of investment properties held for sale. The primary reason for the increase in the Partnership's operating loss was a partial recovery of $81,000 recorded in fiscal 1993 on the Ballston Place note receivable which had been fully reserved for in fiscal 1992. Income from investment properties held for sale, which represents the combined net operating income of the Hacienda Plaza and Spartan Place properties, increased by $49,000 in fiscal 1994 mainly due to decreases in all expense categories, most notably real estate taxes. Real estate tax expense declined during fiscal 1994 due to an increase in real estate tax reimbursements at the Spartan Place Shopping Center. The favorable change in expenses at Spartan Place and Hacienda Plaza was offset by a decrease in rental revenues at Hacienda Plaza. The decrease in Hacienda Plaza's rental income was due to a decrease in occupancy during the first half of fiscal 1994.

1993 Compared to 1992

   The Partnership reported a net loss of $215,000 for the year ended August 31, 1993, as compared to a net loss of $1,161,000 for the prior fiscal year. The decrease in net loss was primarily due to a provision for possible investment loss of $1,502,000 recorded in the prior year. The provision represented an adjustment to reduce the carrying values of the investments in Spartan Place and Hacienda Plaza to management's estimate of fair value as of August 31, 1992. In fiscal 1993, the Partnership recorded an additional provision of $900,000 to reflect a further decline in the estimated fair value of Hacienda Plaza. The decrease in net loss was also partly attributable to a decrease in operating loss, which was offset, in part, by a decrease in income from the operations of investment properties held for sale. The primary reason for the decrease in operating loss was that fiscal 1992 operations reflect a provision for possible uncollectible amounts of $355,200, representing the reserve established against the Ballston Place note receivable referred to above. The partial recovery of this note receivable, in the amount of $81,000, was included in the fiscal 1993 statement of operations.

   The favorable changes in the Partnership's operating loss were partially offset by a decrease in income from the operations of investment properties held for sale. Income from investment properties held for sale decreased by $64,000 in fiscal 1993 mainly due to the recognition of income during the prior year of $117,000, representing the recovery of rental income receivable at Hacienda Plaza which had been written off in an earlier period. This non-recurring recovery was offset by improved operating results at the Spartan Place Shopping Center in fiscal 1993 as a result of improved leasing activity.

Inflation

   The Partnership completed its ninth full year of operations in fiscal 1995 and the effects of inflation and changes in prices on the Partnership's revenues and expenses to date have not been significant.

   The impact of inflation in future periods may be offset, in part, by an increase in revenues because the Partnership's two wholly-owned commercial properties have leases which require the tenants to pay for a significant portion of the property operating expenses. In addition, the Partnership's remaining land lease provides for additional rent based upon increases in the revenues of the related operating property which would tend to rise with inflation. Such increases in revenues would be expected to at least partially offset the increases in Partnership and property operating expenses resulting from inflation. As noted above, the wholly-owed Spartan Place Shopping Center currently has a significant amount of unleased space. During a period of significant inflation, increased operating expenses attributable to space that remained unleased at such time would not be recoverable and would adversely affect the Partnership's net cash flow.

Item 8.  Financial Statements and Supplementary Data

   The financial statements and supplementary data are included under Item 14 of this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.                                    PART III

Item 10.  Directors and Executive Officers of the Partnership

     The Managing General Partner of the Partnership is Fifth Mortgage Partners, Inc., a Delaware corporation, which is a wholly-owned subsidiary of PaineWebber. The Associate General Partner of the Partnership is Properties Associates 1985, L.P., a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operation, however, the day-to-day business of the Partnership is managed by the Adviser pursuant to an advisory contract.

     (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date elected
  Name                        Office                   Age         to Office

Lawrence A. Cohen     President and Chief Executive
                       Officer                          42         5/15/91
Albert Pratt          Director                          84         8/27/85 *
J. Richard Sipes      Director                          48         6/9/94
Walter V. Arnold      Senior Vice President and
                       Chief Financial Officer          48        10/29/85
James A. Snyder       Senior Vice President             50          7/6/92
John B. Watts III     Senior Vice President             42          6/6/88
David F. Brooks       First Vice President and
                        Assistant Treasurer             53         8/27/85 *
Timothy J. Medlock    Vice President and Treasurer      34          6/1/88
Thomas W. Boland      Vice President                    33         12/1/91
Dorothy F. Haughey    Secretary                         69         8/27/85 *
*  The date of incorporation of the Managing General Partner

   (c) There are no other significant employees in addition to the directors and executive officers mentioned above.

   (d) There is no family relationship among any of the foregoing directors or officers of the Managing General Partner of the Partnership. All of the foregoing directors and executive officers have been elected to serve until the annual meeting of the Managing General Partner.

   (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which PaineWebber Properties Incorporated serves as the Adviser. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:

   Lawrence A. Cohen is President and Chief Executive Officer of the Managing General Partner and President and Chief Executive Officer of the Adviser which he joined in January 1989. He is a also member of the Board of Directors and the Investment Committee of the Adviser. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. He is a member of the New York Bar and is a Certified Public Accountant.

   Albert Pratt is a Director of the Managing General Partner, a Consultant of PWI and a limited partner of the Associate General Partner. Mr. Pratt joined PWI as Counsel in 1946 and since that time has held a number of positions including Director of both the Investment Banking Division and the International Division, Senior Vice President and Vice Chairman of PWI and Chairman of PaineWebber International, Inc.


   J. Richard Sipes is a Director of the Managing General Partner and a Director of the Adviser. Mr. Sipes is an Executive Vice President at PaineWebber. He joined the firm in 1978 and has served in various capacities within the Retail Sales and Marketing Division. Before assuming his current position as Director of Retail Underwriting and Trading in 1990, he was a Branch Manager, Regional Manager, Branch System and Marketing Manager for a PaineWebber subsidiary, Manager of Branch Administration and Director of Retail Products and Trading. Mr. Sipes holds a B.S. in Psychology from Memphis State University.

   Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and a Senior Vice President and Chief Financial Officer of the Adviser which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining the Adviser. He began his career in 1974 with Arthur Young & Company in Houston. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

   James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

   John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

   David F. Brooks is a First Vice President and Assistant Treasurer of the Managing General Partner and a First Vice President and an Assistant Treasurer of the Adviser. Mr. Brooks joined the Adviser in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

   Timothy J. Medlock is a Vice President and Treasurer of the Managing General Partner and a Vice President and Treasurer of the Adviser which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the Managing General Partner and the Adviser. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

   Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an
M.B.A. from Boston University.   Dorothy F. Haughey is Secretary of the
Managing General Partner, Assistant Secretary of PaineWebber and Secretary of PWI. Ms. Haughey joined PaineWebber in 1962.

   (f) None of the directors and officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer.

   (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

   Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended August 31, 1995, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

   The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

   The Partnership is required to pay certain fees to the Adviser and the General Partners are entitled to receive a share of cash distributions and a
share of profits and losses.  These items are described in Item 13.   The
Partnership has paid cash distributions to the Unitholders on a quarterly basis at rates ranging from 2% to 3% per annum on remaining invested capital over the past five years. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   (a) The Partnership is a limited partnership issuing Units of Limited Partnership Interest, not voting securities. All the outstanding stock of the Managing General Partner, Fifth Mortgage Partners, Inc., is owned by PaineWebber. Properties Associates 1985, L.P., the Associate General Partner, is a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner. Properties Associates 1985 was the Initial Limited Partner of the Partnership. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

   (b) Neither the directors and officers of the Managing General Partner nor the limited partners of the Associate General Partner individually own any Units of Limited Partnership interest of the Partnership. No director or officer of the Managing General Partner nor the limited partners of the Associate General Partner possess a right to acquire beneficial ownership of Units of Limited Partnership Interest of the Partnership.

   (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and  Related Transactions
   The General Partners of the Partnership are Fifth Mortgage Partners, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"), and Properties Associates 1985, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner.
Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber.

   The General Partners, the Adviser and PWI receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management and disposition of Partnership investments.

   Acquisition fees in the amount of 3% of the gross offering proceeds were paid to the Adviser for analyzing, structuring and negotiating the acquisitions of the Partnership's investments. The Adviser may receive a commission, in an amount not yet determinable, upon the disposition of certain Partnership investments.

   Distributable Cash, as defined, of the Partnership will be distributed 98% to the Limited Partners, 1% to the General Partners and 1% to the Adviser as an asset management fee. Residual proceeds resulting from disposition of Partnership investments will be distributed generally, 95% to the Limited Partners, 3.99% to the Adviser as an asset management fee and 1.01% to the General Partners after the prior receipt by the Limited Partners of their original capital contributions and a cumulative annual return of 10%, as set forth in the Amended Partnership Agreement.
   Any taxable income or tax loss (other than from a Capital Transaction) of the Partnership will be allocated 98.989899% to the Limited Partners and 1.010101% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

   The Adviser has been contracted to perform specific management responsibilities; to administer day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a base management fee of 1/2 of 1% of the gross proceeds of the offering, in addition to the asset management fee described above, for these services. The Adviser earned base and asset
management fees totalling $139,000 for the year ended August 31, 1995.   In
accordance with the Partnership Agreement, management fees payable in respect to any fiscal year ending prior to December 1, 1987 were to be deferred to the extent that cash distributions were insufficient to provide a 9% noncumulative annual return to the limited partners in respect to such fiscal year. Any portion of the management fees so deferred ($245,000 at August 31, 1995) are to be paid (without interest) from cash distributions in any succeeding fiscal year after the limited partners have received a 9% annual return for that fiscal year or from Residual Proceeds, as defined.

   The Managing General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

   An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended August 31, 1995 is $139,000, representing reimbursements to this affiliate for providing such services to the Partnership.

  The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $5,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.


                                   PART IV



Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)   The following documents are filed as part of this report:

     (1) and (2)    Financial Statements and Schedules:

            The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

            Financial statements for the property securing the Partnership's remaining mortgage loan have not been included since the Partnership has no contractual right to the information and cannot otherwise practicably obtain the information.

     (3) Exhibits:

         The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this Report.

   (b)   No reports on Form 8-K were filed during the last quarter of fiscal
         1995.

   (c)   Exhibits

         See (a)(3) above.   (d)   Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.






                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.


                       By:  Fifth Mortgage Partners, Inc.
                          Managing General Partner


                       By:   /s/ Lawrence A. Cohen
                          Lawrence A. Cohen
                          President and Chief Executive Officer



                       By:    /s/ Walter V. Arnold
                          Walter V. Arnold
                          Senior Vice President and
                          Chief Financial Officer



                       By:/s/ Thomas W. Boland
                          Thomas W. Boland
                          Vice President

Dated:  November 27, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.



By: /s/ Albert Pratt                   Date:November 27, 1995
  Albert Pratt
  Director




By:/s/ J. Richard Sipes                Date:November 27, 1995
  J. Richard Sipes
  Director


                             ANNUAL REPORT ON FORM 10-K
                                 ITEM 14(A)(3)

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                               INDEX TO EXHIBITS




                                               Page Number in
Exhibit No.    Description of Document         the Report or
                                               Other Reference


(3) and (4)    Prospectus of the Registrant    Filed with the
               dated December 3, 1985, as      Commission
               supplemented, with              pursuant to Rule
               particular reference to the     424(c) and
               Restated Certificate and        incorporated
               Agreement of Limited            herein by
               Partnership.                    reference.

(10)           Material contracts              Filed with the
               previously filed as exhibits    Commission
               to registration statements      pursuant to
               and amendments thereto of       Section 13 or
               the registrant together with    15(d) of the
               all such contracts filed as     Securities
               exhibits of previously field    Exchange Act of
               Forms 8-K and Forms 10-K are    1934 and
               hereby incorporated herein      incorporated
               by reference.                   herein by
                                               reference.

(13)           Annual Reports to Limited       No Annual Report
               Partners                        for the year
                                               ended August 31,
                                               1995 has been
                                               sent to the
                                               Limited
                                               Partners.  An
                                               Annual Report
                                               will be sent to
                                               the Limited
                                               Partners
                                               subsequent to
                                               this filing.


                        ANNUAL REPORT ON FORM 10-K
                        ITEM 14(A)(1) AND (2) AND 14(D)

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                         Reference

PaineWebber Mortgage Partners Five, L.P.:

  Report of independent auditors                            F-2

  Balance sheets as of August 31, 1995 and 1994             F-3

  Statements of operations for the years ended
   August 31, 1995, 1994 and 1993                           F-4

  Statements of changes in partners' capital (deficit)
   for the years ended August 31, 1995, 1994 and 1993       F-5

  Statements of cash flows for the years ended
   August 31, 1995, 1994 and 1993                           F-6

  Notes to financial statements                             F-7

  Financial Statement Schedules:

   Schedule III - Real Estate Owned                        F-13
   Schedule IV - Investments in Mortgage Loans
    on Real Estate                                         F-14

Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.



                         REPORT OF INDEPENDENT AUDITORS




The Partners of
PaineWebber Mortgage Partners Five, L.P.:

     We have audited the accompanying balance sheets of PaineWebber Mortgage Partners Five, L.P. as of August 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended August 31, 1995. Our audits also included
the financial statement schedules listed in the Index at Item 14(a).   These
financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber Mortgage Partners Five, L.P. at August 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.






                              /S/ ERNST & YOUNG LLP
                              ERNST & YOUNG LLP


Boston, Massachusetts
November 20, 1995




                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                                 BALANCE SHEETS
                        August 31, 1995 and 1994
                      (In Thousands, except per Unit data)

                                     ASSETS
                                                      1995            1994
Real estate investments:
    Investment properties held for sale, net
     of allowance for possible investment
     loss of  $6,140 ($5,140 in 1994)                $ 9,900        $10,900
    Land                                                 230            230
    Mortgage loan receivable                           1,270          1,270
                                                      11,400         12,400

Cash and cash equivalents                              2,692          3,035
Interest and land rent receivable                         10             10
Accounts receivable                                       26             88
Prepaid expenses                                          17             24
Deferred expenses, net of accumulated
   amortization of  $33 ($28 in 1994)                     30             35
                                                     $14,175        $15,592

                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable - affiliates                     $       33     $       33
Accounts payable and accrued expenses                    192            132
Tenant security deposits                                  79             63
Deferred management fees                                 245            245
             Total liabilities                           549            473

Partners' capital:
   General Partners:
   Capital contributions                                   1              1
   Cumulative net income                                  90             97
   Cumulative cash distributions                        (181)          (173)
Limited Partners ($50 per Unit,
   776,988 Units issued and outstanding):
    Capital contributions, net of offering costs      34,968         34,968
    Cumulative net income                              4,885          5,591
    Cumulative cash distributions                    (26,137)       (25,365)
             Total partners' capital                  13,626         15,119
                                                     $14,175        $15,592







                            See accompanying notes.


                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                            STATEMENTS OF OPERATIONS
               For the years ended August 31, 1995, 1994 and 1993
                      (In Thousands, except per Unit data)

                                           1995         1994        1993
REVENUES:
   Interest from mortgage loan            $   114     $   114      $  114
   Land rent                                   35          29          27
   Other interest income                      151         104          90
                                              300         247         231

EXPENSES:
   Management fees                            139         138         137
   General and administrative                 349         305         323
   Amortization of deferred expenses            5           5           5
   Recovery of possible
     uncollectible amounts                      -           -         (81)
                                              493         448         384
Operating loss                               (193)       (201)       (153)

Investment properties held for sale:
   Provision for possible investment loss  (1,000)     (1,300)       (900)
   Income from investment
       properties held for sale               480         887         838
                                             (520)       (413)        (62)

NET LOSS                                 $   (713)  $    (614)     $ (215)

Net loss per Limited
  Partnership Unit                         $ (0.91)    $  (0.78)     $(0.27)

Cash distributions per Limited
  Partnership Unit                         $  0.99    $    0.86      $ 0.73


  The above net loss and cash distributions per Limited Partnership Unit are based upon the 776,988 Units of Limited Partnership Interest outstanding during each year.
















                            See accompanying notes.


                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the years ended August 31, 1995, 1994 and 1993
                                 (In Thousands)

                                     General        Limited
                                     Partners       Partners         Total

Balance at August 31, 1992           $ (54)     $  17,254        $ 17,200

Net loss                                (2)          (213)           (215)

Cash distributions                      (6)          (567)           (573)

BALANCE AT AUGUST 31, 1993             (62)        16,474          16,412

Net loss                                (6)          (608)           (614)

Cash distributions                      (7)          (672)           (679)

BALANCE AT AUGUST 31, 1994             (75)        15,194          15,119

Net loss                                (7)          (706)           (713)

Cash distributions                      (8)          (772)           (780)

BALANCE AT AUGUST 31, 1995         $   (90)      $ 13,716        $ 13,626


























                            See accompanying notes.


                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)

                                          1995          1994           1993
Cash flows from operating activities:
  Net loss                             $    (713)     $   (614)      $  (215)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
  Provision for possible investment loss   1,000         1,300           900
  Recovery of possible
    uncollectible amounts                      -             -           (81)
  Amortization of deferred expenses            5             5             5
  Changes in assets and liabilities:
    Accounts receivable                       62             1            21
    Prepaid expenses                           7            (1)           (1)
    Accounts payable - affiliates              -           (28)            5
    Accounts payable and accrued
     expenses                                 60           (68)           47
    Tenant security deposits                  16             3           (10)
      Total adjustments                    1,150         1,212           886
      Net cash provided by
       operating activities                  437           598           671

Cash flows from investing activities:
  Proceeds from partial recovery of
    note receivable                            -             -            81

Cash flows from financing activities:
  Distributions to partners                 (780)         (679)         (573)

Net (decrease) increase in
 cash and cash equivalents                  (343)          (81)          179

Cash and cash equivalents,
 beginning of year                         3,035         3,116         2,937

Cash and cash equivalents,
 end of year                             $ 2,692      $  3,035       $ 3,116









                            See accompanying notes.

1. General

     PaineWebber Mortgage Partners Five, L.P. (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in October 1985 for the purpose of investing in a diversified portfolio of existing income-producing real properties through land purchase-leasebacks and first mortgage loans. The initial capital was $2,000, representing capital contributions of $1,000 by the General Partners and $1,000 for twenty units by the Initial Limited Partner. The Partnership authorized the issuance of Units (the "Units") of Limited Partnership Interest of which 776,988 Units (at $50 per Unit) were subscribed and issued between December 3, 1985 and December 2, 1987.

2. Summary of Significant Accounting Policies

     Investment properties held for sale represent assets acquired by the Partnership through foreclosure proceedings on first mortgage loans. The Partnership's policy is to carry these assets at the lower of cost or estimated fair value (net of selling expenses). The Partnership's cost basis is equal to the fair value of the assets at the date of foreclosure. Declines in the estimated fair value of the assets subsequent to foreclosure are recorded through the use of a valuation allowance. Subsequent increases in the estimated fair value of the assets result in reductions of the valuation allowance, but not below zero. All costs incurred to hold the assets are charged to expense and no depreciation expense is recorded.

     The Partnership's investments in land subject to a ground lease is carried at the lower of cost or net realizable value. The net realizable value of a real estate investment held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value. The Partnership's land investment was not held for sale as of August 31, 1995 or 1994. The Partnership has reviewed FAS No. 121 `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of''which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

     The Partnership's mortgage loan receivable is carried at cost. The Partnership's policy is to provide for any valuation allowances for its mortgage loan investment on a specific identification basis, principally by evaluating the market value of the underlying collateral since the loans are collateral dependent.

     Deferred expenses represent acquisition fees paid to PaineWebber Properties Incorporated (the "Adviser") as compensation for analyzing, structuring and negotiating the Partnership's real estate investments. These costs are being amortized using the straight-line method over the term of the remaining mortgage loan (13 years).

     For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less.

     No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3. The Partnership Agreement and Related Party Transactions


     The General Partners of the Partnership are Fifth Mortgage Partners, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"), and Properties Associates 1985, L.P. (the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber.

     The General Partners, the Adviser and PWI receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management and disposition of Partnership investments.

     Acquisition fees in the amount of 3% of the gross offering proceeds were paid to the Adviser for analyzing, structuring and negotiating the acquisitions of the Partnership's investments. The Adviser may receive a commission, in an amount not yet determinable, upon the disposition of certain Partnership investments.

     Distributable Cash, as defined, of the Partnership will be distributed 98% to the Limited Partners, 1% to the General Partners and 1% to the Adviser as an asset management fee. Residual proceeds resulting from disposition of Partnership investments will be distributed generally, 95% to the Limited Partners, 3.99% to the Adviser as an asset management fee and 1.01% to the General Partners after the prior receipt by the Limited Partners of their original capital contributions and a cumulative annual return of 10%, as set forth in the Amended Partnership Agreement.

     Any taxable income or tax loss (other than from a Capital Transaction) of the Partnership will be allocated 98.989899% to the Limited Partners and 1.010101% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

     The Adviser has been contracted to perform specific management responsibilities; to administer day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a base management fee of 1/2 of 1% of the gross proceeds of the offering, in addition to the asset management fee described above, for these services. The Adviser earned base and asset management fees totalling $139,000, $138,000 and $137,000 for the
   years ended August 31, 1995, 1994 and 1993, respectively.   Accounts payable
   - affiliates at both August 31, 1995 and 1994 includes $33,000 of management fees payable to PWPI. In accordance with the Partnership Agreement, management fees payable in respect to any fiscal year ending prior to December 1, 1987 were to be deferred to the extent that cash distributions were insufficient to provide a 9% noncumulative annual return to the limited partners in respect to such fiscal year. Any portion of the management fees so deferred ($245,000 at August 31, 1995 and 1994) are to be paid (without interest) from cash distributions in any succeeding fiscal year after the limited partners have received a 9% annual return for that fiscal year or from Residual Proceeds, as defined.

     The Managing General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

     Included in general and administrative expenses for the years ended August 31, 1995, 1994 and 1993 is $157,000, $139,000 and $134,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $5,000, $9,000, and $5,000 for the years ended August 31, 1995, 1994 and 1993, respectively, (included in general and administrative expenses) for managing the Partnership's cash assets.

4. Mortgage Loan and Land Investments

     The following first mortgage loan was outstanding at August 31, 1995 and 1994 (in thousands):


                                                                  Date of Loan
     Property             Amount of Loan       Interest Rate     and Maturity
                      1995           1994

    Park South      $ 1,270        $ 1,270             9.00%         12/29/88
    Charlotte, NC                                                    12/28/01

     The loan is secured by a first mortgage on the Park South Apartments property, the owner's leasehold interest in the land and an assignment of all tenant leases. Interest is payable monthly and the principal is due at maturity.

     In relation to the above-mentioned mortgage loan, the following land purchase-leaseback transaction had also been entered into as of August 31, 1995 and 1994 (in thousands):

                           Cost of Land
      Property       to the Partnership         Annual Base Rental
                        1995          1994

      Park South    $   230         $  230      $ 21 through 12/28/28


     The Partnership owns a 23% interest in the land underlying the Park South Apartments and has an equivalent interest in the first mortgage loan secured by the operating property. The remaining 77% interest in the land and mortgage loan receivable is owned by an affiliated partnership, Paine Webber Qualified Plan Property Fund Four, LP. The land lease has a term of 40 years. Among the provisions of the lease agreement, the Partnership is entitled to additional rent based upon gross revenues in excess of a base
   amount, as defined.   The Partnership received $14,000, $8,000 and $6,000 of
   additional rent from its Park South land lease during fiscal 1995, fiscal 1994 and fiscal 1993, respectively. The lessee has the option to repurchase the land for a specified period of time beginning in December of 1997 at a price based on the fair market value, as defined, but not less than the original cost to the Partnership.

     The objectives of the Partnership with respect to its mortgage loan and land investments are to provide current income from fixed mortgage interest payments and base land rents, then to provide increases to this current income through participation in the annual revenues generated by the property as they increase above a specified base amount. In addition, the Partnership's remaining investment is structured to share in the appreciation in value of the underlying real estate. Accordingly, upon either sale, refinancing, maturity of the mortgage or exercise of the option to repurchase the land, the Partnership will receive a 50% share of the appreciation above a specified base amount.


5. Investment Properties Held for Sale

     At August 31, 1995 and 1994, the Partnership owned two operating investment properties directly as a result of foreclosure proceedings prompted by defaults under the terms of the first mortgage loans held by the Partnership. The balance of investment properties held for sale on the accompanying balance sheet at August 31, 1995 and 1994 is comprised of the following net carrying values (in thousands):

                                               1995             1994

      Hacienda Plaza                        $  4,900          $  4,900
      Spartan Place Shopping Center            5,000             6,000
                                             $ 9,900           $10,900


     Descriptions of the transactions through which the Partnership acquired these properties and of the properties themselves are summarized below:

   HACIENDA PLAZA

     The Partnership assumed ownership of Hacienda Plaza on June 22, 1990. The property, which is comprised of 78,415 square feet of leasable office/retail space, was 86% leased as of August 31, 1995. The property, which is located in Pleasanton, California, had been operating below breakeven since the inception of the loan and therefore had not been generating sufficient cash flow to cover the mortgage interest and land rent payments due to the Partnership. Rather than continue to support the cash flow shortfalls to keep the mortgage loan current, the borrower agreed to transfer the property's title to the Partnership. The combined balance of the land and the mortgage loan investments at the time title was transferred was $9,789,000. The estimated fair value of the operating property at the date of foreclosure was $8,200,000. Accordingly, a write-down of $1,589,000 was recorded in fiscal 1990. During fiscal 1994, 1993, 1992 and 1991, the Partnership recorded provisions for possible investment loss of $400,000, $900,000, $562,000 and $1,438,000, respectively, to write down the net carrying value of the Hacienda Plaza investment property to reflect additional declines in its estimated fair value, net of selling expenses. The net carrying value of the investment property as of both August 31, 1995 and 1994 was $4,900,000, which carrying values include a valuation allowance of $3,300,000.

   SPARTAN PLACE SHOPPING CENTER

     The Partnership assumed ownership of the Spartan Place Shopping Center, in Spartanburg, South Carolina, on February 12, 1991. The property, which consists of 151,489 square feet of leasable retail space, was 38% leased as of August 31, 1995. Rather than continue to support the cash shortfalls between the cash flow from property operations and required debt service to keep the mortgage loan current, the borrower agreed to transfer the title to the property to the Partnership in fiscal 1991. The combined balance of the land and the mortgage loan investment at the time title was transferred, including the unamortized balance of deferred costs associated with the original acquisition of the Spartan Place investments, was $8,419,000. Management estimated that the fair value of the property, net of selling expenses, at the time of the foreclosure was $7,840,000. Accordingly, a loss of $579,000 was recorded in fiscal 1991 to adjust the carrying value to this estimate and the investment was reclassified to investment properties held for sale. During fiscal 1995, 1994 and 1992, the Partnership recorded provisions for possible investment loss of $1,000,000, $900,000 and $940,000, respectively, to write down the net carrying value of the Spartan Place investment property to reflect additional declines in its estimated fair value, net of selling expenses. The net carrying value of the investment property as of August 31, 1995 and 1994 was $5,000,000 and $6,000,000, respectively, which carrying values include valuation allowances of $2,840,000 and $1,840,000, respectively.

     Subsequent to the end of fiscal 1995, the Partnership had entered into a preliminary agreement to sell the Spartan Place property to a third party. Subsequent to the buyer's due diligence period, the offer was withdrawn. Management of the Partnership is currently considering whether to re-market the property for sale or to hold the property and invest the funds required to redevelop the property, which, as noted above, has a substantial amount of vacant space. Funds for such a redevelopment would be provided from a combination of Partnership cash reserves and secured borrowings.

     The Partnership recognizes income from the investments properties held for sale in the amount of the excess of the properties' gross revenues over property operating expenses (including capital improvement expenses and leasing commissions), taxes, insurance and other expenses. Combined summarized operating results for Hacienda Plaza and Spartan Place for the years ended August 31, 1995, 1994 and 1993 are as follows (in thousands):

                                                1995       1994       1993
    REVENUES:
       Rental income and
         expense reimbursements             $  1,914     $ 1,866     $ 1,872
       Other income                               12           8          11
                                               1,926       1,874       1,883

    EXPENSES:
       Property operating expenses               812         580         608
       Property taxes and insurance              367         316         335
       Administrative and other expenses         267          91         102
                                               1,446         987       1,045
       Income from investment
         properties held for sale        $       480    $    887    $    838


6. Leases

     The Hacienda Plaza and Spartan Place investment properties have operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Rental revenues are recognized on a straight-line basis over the life of the related lease agreements. Minimum future rental revenues to be received by the Partnership under noncancellable operating leases for the next five years and thereafter are as follows
  (in thousands):

   Year ending August 31,     Amount

       1996                 $ 1,454
       1997                   1,251
       1998                   1,069
       1999                     944
       2000                     897
       Thereafter             5,840
                            $11,455

7. Note Receivable

     During the quarter ended November 30, 1989, the Partnership sold the land it had previously owned and leased back to Ballston Place Associates Limited Partnership ("BPA"). The Partnership also allowed BPA to prepay the mortgage loan secured by the Ballston Place Phase I apartment building. BPA made a cash payment of approximately $11,402,000 to the Partnership on November 29, 1989 in return for the Partnership's agreement to release the first leasehold mortgage applicable to the Ballston Place Apartments Phase I. In connection with the sale, the Partnership received a fixed installment note in the principal amount of $355,200, which was to be payable in eight annual installment payments beginning April 1, 1992 and ending on April 1, 1999.
  The fixed installment note was to bear interest, beginning in April of 1992, equal to the interest rate applicable to one-year U.S. Treasury bills and was guaranteed as to its payment by the parent company of the borrowing entity. During fiscal 1992, the borrower failed to make the required April 1, 1992 initial installment payment due the Partnership and filed for protection under Chapter 11 of the U. S. Bankruptcy Code due to defaults on the first mortgage loan secured by the property. The guarantor was a real estate development company which experienced severe liquidity problems during fiscal 1992 and virtually ceased operations. The Partnership recorded an allowance against the outstanding balance of the fixed installment note during 1992 due to uncertainty as to its collectibility. Throughout fiscal 1993, management pursued legal action against the guarantors in an effort to collect the principal and interest receivable. During the quarter ended February 28, 1993, a settlement agreement between the Partnership and the guarantors was approved by the United States Bankruptcy Court whereby the Partnership received a cash payment of $81,000 to fully satisfy all of the borrower's outstanding obligations to the Partnership. During fiscal 1993, the Partnership recognized income in the amount of the cash settlement payment, which is reflected in the Partnership's statement of operations.

8. Subsequent Event

     On October 13, 1995, the Partnership distributed $2,000 to the General Partners, $198,000 to the Limited Partners, and $2,000 to the Adviser as asset management fees for the quarter ended August 31, 1995.

9. Contingencies


     The Partnership is involved in certain legal actions. The Managing General Partner believes that such actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

SCHEDULE III - REAL ESTATE OWNED
                                              PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
                                                          AUGUST 31, 1995
                                                           (In Thousands)

                                        Gross Amount at
                        Cost of           Which Carried             Date of
                       Investment to       at Close of              Original              Size of
    Description        Partnership (A)     Period  (A)              Investment            Investment
Retail and Office
 Complex
Pleasanton, CA             $ 9,789             $ 8,200 (1)            8/15/86             78,415
                                                                                          rentable
                                                                                          square feet on
                                                                                          6.3 acres of
                                                                                          land
Shopping Center
Spartanburg, SC              8,250               7,840 (2)            4/28/88             151,489
                                                                                          square feet
                                                                                          on 13.9 acres
Land underlying
apartment complex (B)
Charlotte, NC                  230                 230                12/29/88            19 acres
                           $18,269             $16,270

Notes:
    (A)These amounts represent the original cost of each investment and the gross amount at which these investments are carried on the balance sheet at August 31, 1995.  The aggregate cost for federal income tax purposes at August 31, 1995 is approximately $17,142,000.

    (B)A senior mortgage on the apartment property in North Carolina is held by PaineWebber Mortgage Partners Five, L.P.  See
       Schedule IV.

    (C)  Reconciliation of real estate owned:
                                                      1995         1994                1993
      Balance at beginning of year                   $16,270        $16,270         $16,270
      Additions during the year                            -             -                -
      Balance at end of year                         $16,270        $16,270         $16,270

    (1)The Partnership assumed ownership of Hacienda Plaza, in Pleasanton, California, on June 22, 1990 as the result of foreclosure proceedings.  The cost of the land and balance of the mortgage loan at the time title was transferred was
       $9,789,000.  The Partnership recorded a $1,589,000 write-down to reflect the estimate of the property's fair value at the time of the foreclosure.  During fiscal 1994, 1993, 1992 and 1991, the Partnership recorded provisions for possible investment loss of $400,000, $900,000, $562,000 and $1,438,000, respectively, to provide for further declines in the estimated fair value, net of selling expenses, of the Hacienda Plaza investment property.  The net carrying value of the investment on the Partnership's balance sheet at August 31, 1995 amounted to $4,900,000.  See Note 5 to the financial statements for a further discussion.

    (2)The Partnership assumed ownership of the Spartan Place Shopping Center, in Spartanburg, South Carolina, on February 12, 1991
       as a result of foreclosure proceedings.  The cost of the land ($1,600,000) and the balance of the mortgage loan ($6,650,000)
       at the time title was transferred totalled $8,250,000.  The Partnership recorded a $410,000 write-down to reflect the estimate of the property's fair value at the time of foreclosure.  In fiscal 1995, 1994 and 1992, the Partnership recorded provisions for possible investment loss of $1,000,000, $900,000 and $940,000, respectively, to reflect additional declines in the estimated fair value, net of selling expenses, of the Spartan Place property.  The net carrying value of the investment on the Partnership's balance sheet at August 31, 1995 amounted to $5,000,000.  See Note 5 to the financial statements for a further discussion.



SCHEDULE IV - INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

                                              PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
                                                          AUGUST 31, 1995
                                                           (In Thousands)
                                                                                                                Principal
                                                                                                                amount of
                                                                                                                loans subject
                                                                                                Carrying        to delinquent
                                      Final maturity      Periodic             Face amount of   amount of       principal
  Description         Interest rate        Date            payment terms       mortgage         mortgage        or interest
FIRST MORTGAGE LOANS:

Apartment Complex          9%         December 28, 2001     Interest monthly,    $ 1,270        $ 1,270               -
Charlotte, NC                                               principal at
                                                            maturity
TOTALS                                                                           $ 1,270       $ 1,270



                                                 1995         1994       1993

      Balance at beginning of year            $  1,270     $ 1,270     $ 1,270
      Additions during the year                      -           -           -
      Reductions during the year                     -           -           -

      Balance at end of year                  $  1,270     $ 1,270     $ 1,270