Form 10-Q
period 1995-11-30
PAINEWEBBER MORTGAGE PARTNERS FIVE L P
filed 1996-01-11
CIK 779339

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X No. ____

                   PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                                BALANCE SHEETS
                    November 30, 1995 and August 31, 1995
                                 (Unaudited)
                                (In thousands)

                                    ASSETS
                                                        November 30 August 31

Real estate investments:
   Investment properties held for sale, net            $  9,900   $   9,900
   Land                                                     230         230
   Mortgage loan receivable                               1,270       1,270
                                                      ---------   ---------
                                                         11,400      11,400

Cash and cash equivalents                                 2,652       2,692
Interest and land rent receivable                            10          10
Accounts receivable                                          41          26
Prepaid expenses                                             11          17
Deferred expenses, net                                       29          30
                                                    -----------------------
                                                        $14,143     $14,175

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $         33 $        33
Accounts payable and accrued expenses                       259         192
Tenant security deposits                                     80          79
Deferred management fees                                    245         245
Partners' capital                                        13,526      13,626
                                                       --------    --------
                                                        $14,143     $14,175

             STATEMENTS OF CHANGES IN PARTNERS'  CAPITAL (DEFICIT)
              For the three months ended November 30, 1995 and 1994
                                 (Unaudited)
                                (In thousands)

                                                    General       Limited
                                                    Partners      Partners

Balance at August 31, 1994                            $(75)        $15,194
Net income                                               2             151
Cash distributions                                      (2)           (184)
                                                   -------      ----------
Balance at November 30, 1994                         $ (75)        $15,161
                                                     =====         =======

Balance at August 31, 1995                           $( 90)       $ 13,716
Net income                                               1              98
Cash distributions                                      (2)           (197)
                                                    ------      -----------
Balance at November 30, 1995                          $(91)        $13,617
                                                      ====         =======


                           See accompanying notes.

                   PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                             STATEMENTS OF INCOME
            For the three months ended November 30, 1995 and 1994
                                 (Unaudited)
                     (In thousands, except per Unit data)

                                                      1995              1994
                                                      ----              ----

Revenues:
   Interest from mortgage loan                        $   29          $    29
   Land rent                                              12               10
   Other interest income                                  35               35
                                                     -------          -------
                                                          76               74

Expenses:
   Management fees                                        35               35
   General and administrative                             63               65
   Amortization of deferred expenses                       1                1
                                                    --------          -------
                                                          99              101
                                                     -------            -----

Operating loss                                           (23)             (27)

Income from operations of investment
   properties held for sale, net                         122              180
                                                      ------           ------

Net income                                            $   99             $153
                                                      ======             ====

Net income per Limited
  Partnership Unit                                     $0.13            $0.19
                                                       =====            =====

Cash distributions per Limited
  Partnership Unit                                     $0.25            $0.24
                                                       =====            =====


   The above net income and cash distributions per Limited Partnership Unit are based upon the 776,988 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.















                           See accompanying notes.

                   PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                           STATEMENTS  OF CASH FLOWS
            For the three  months ended November 30, 1995 and 1994
               Increase (Decrease) in Cash and Cash Equivalents
                                 (Unaudited)
                                (In thousands)

                                                            1995        1994
Cash flows from operating activities:
  Net income                                        $          99      $  153
  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Amortization of deferred expenses                            1           1
   Changes in assets and liabilities:
     Accounts receivable                                      (15)        (17)
     Prepaid expenses                                           6          12
     Accounts payable and accrued expenses                     67          66
     Tenant security deposits                                   1          12
     Deferred revenue                                           -          (4)
                                                    -------------   ---------
     Total adjustments                                         60          70
                                                      -----------   ---------
      Net cash provided by operating activities               159         223

Cash flows from financing activities:
  Distributions to partners                                  (199)       (186)
                                                       ----------     -------

Net (decrease) increase in cash and cash equivalents          (40)         37

Cash and cash equivalents, beginning of period              2,692       3,035
                                                       ----------    --------

Cash and cash equivalents, end of period                $   2,652      $3,072
                                                        =========      ======




















                           See accompanying notes.

                   PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
                        Notes to Financial Statements
                                 (Unaudited)


1. General

   The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended August 31, 1995.

   In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Mortgage Loan and Land Investments

   The following first mortgage loan was outstanding at November 30, 1995 and August 31, 1995 (in thousands):

                                                                 Date of
     Property             Amount of Loan     Interest Rate     Loan and Term

     Park South           $1,270         9% through 12/28/01     12/29/88
     Charlotte,                                                  13 years
     North Carolina


   The loan is secured by a first mortgage on the property and an assignment of all tenant leases. Interest is payable monthly and the principal is due at maturity.

   In addition to the above mortgage loan, the following land purchase-leaseback transaction had also been entered into as of November 30, 1995 and August 31, 1995 (in thousands):

                                Cost of Land
     Property               to the Partnership          Annual Base Rent

     Park South                  $  230             $21 through 12/28/28

   The land lease has a term of 40 years. Among the provisions of the lease agreement, the Partnership is entitled to additional rent based upon gross revenues in excess of a base amount, as defined. The Partnership received additional rent of $7,000 and $5,000 during the three months ended November 30, 1995 and 1994, respectively. The lessee has the option to repurchase the land for a specified period of time beginning in December of 1997 at a price based on the fair market value, as defined, but not less than the original cost to the Partnership.

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

3. Investment Properties Held for Sale

    At November 30, 1995 and August 31, 1995, the Partnership owned two operating investment properties directly as a result of foreclosure proceedings prompted by defaults under the terms of first mortgage loans held by the Partnership. Descriptions of the transactions through which the Partnership acquired these properties and of the properties themselves are summarized below:

    Hacienda Plaza

         The Partnership assumed ownership of Hacienda Plaza on June 22, 1990. The property, which is comprised of 78,415 square feet of leasable office and retail space in Pleasanton, California, was 85% leased as of November 30, 1995. The combined balance of the land and the mortgage loan investments at the time title was transferred to the Partnership was $9,789,000. The estimated fair value of the operating property at the date of foreclosure was $8,200,000. Accordingly, a write-down of $1,589,000 was recorded in fiscal 1990. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $3,300,000 to write down the net carrying value of the Hacienda Plaza investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of the Hacienda Plaza investment property at both November 30, 1995 and August 31, 1995 is $4,900,000.

    Spartan Place Shopping Center

         The Partnership assumed ownership of the Spartan Place Shopping Center, in Spartanburg, South Carolina, on February 12, 1991. The property, which is comprised of 151,489 square feet of leasable retail space, was 38% occupied as of November 30, 1995. The combined balance of the land and the mortgage loan investment at the time title was transferred to the Partnership was $8,419,000. Management estimated that the fair value of the property, net of selling expenses, at the time of the foreclosure was approximately $7,840,000. Accordingly, a loss of $579,000 was recorded in fiscal 1991 to adjust the carrying value to this estimate. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $2,840,000 to write down the net carrying value of the Spartan Place investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of the Spartan Place investment property at both November 30, 1995 and August 31, 1995 is $5,000,000.

         During the first quarter of fiscal 1996, the Partnership had entered into a preliminary agreement to sell the Spartan Place property to a third party. Subsequent to the buyer's due diligence period, the offer was withdrawn. Management of the Partnership is currently considering whether to re-market the property for sale or to hold the property and invest the funds required to redevelop the property, which, as noted above, has a substantial amount of vacant space. Funds for such a redevelopment could be provided from a combination of Partnership cash reserves and secured borrowings.

    The Partnership recognizes income from its investment properties held for sale in the amount of the excess of the properties' gross revenues over the sum of property operating expenses (including capital improvement expenses and leasing commissions), taxes and insurance. Combined summarized operating results for Hacienda Plaza and Spartan Place for the three-month periods ended November 30, 1995 and 1994 are as follows (in thousands):

                                                       1995         1994
    Revenues:
      Rental income and expense reimbursements      $   378       $  470
      Other income                                        3            2
                                                 ----------    ---------
                                                        381          472

     Expenses:
      Property operating expenses                       203          266
      Property taxes and insurance                       56           26
                                                   --------      -------
                                                        259          292
                                                    -------       ------
     Income from operations of
       investment properties held for  sale, net    $   122         $180
                                                    =======         ====

4. Related Party Transactions

   The Adviser earned basic management fees of $35,000 for each of the three-month periods ended November 30, 1995 and 1994. Accounts payable affiliates at both November 30, 1995 and August 31, 1995 consists of management fees of $33,000 payable to the Adviser.

   Included in general and administrative expenses for the three months ended November 30, 1995 and 1994 is $33,000 and $38,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the three months ended November 30, 1995 is $5,000 representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

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

                  PAINEWEBBER MORTGAGE PARTNERS FIVE, L. P.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

     The Spartan Place Shopping Center, in Spartanburg, South Carolina, was 38% occupied as of November 30, 1995. As previously reported, Circuit City vacated one of the anchor tenant spaces at the property during the quarter ended May 31, 1995 to move to a location they believed to be better suited to their future operations. Circuit City had occupied 16,412 square feet at the Center and remains obligated to pay annual base rent of approximately $112,000, plus its pro rata share of operating expenses, through the end of its lease term, in January 2008. In addition, management of Phar-Mor, another anchor tenant, which occupied 26% of the leasable space at Spartan Place, closed its store at Spartan Place and terminated its lease in July 1995 as part of its bankruptcy reorganization plan. A number of smaller shop space tenants also either went out of business or failed to renew their leases during fiscal 1995. Re-leasing the Circuit City and Phar-Mor space to high-profile, strong credit tenants will be critical to increasing shopper traffic at the center which will be necessary to retain the existing tenants and to lease the vacant shop space. However, such re-leasing plans could require a significant expansion and/or repositioning of the shopping center. Alternatively, management has considered a possible sale of the property prior to undertaking any major re-leasing commitments and potentially spending significant funds or assuming financing for capital and tenant improvements. During the quarter ended May 31, 1995, the Partnership received offers to purchase Spartan Place. During the first quarter of fiscal 1996, the Partnership entered into a purchase and sale agreement with the highest bidder at a negotiated sales price of $6,150,000. Under the terms of the contract, the buyer had thirty days to perform its due diligence procedures. Subsequent to the buyer's due diligence period, the offer to purchase the property was withdrawn. Management of the Partnership re-contacted the other prospective buyers, but, to date, has not been able to meet a mutually acceptable sale agreement. As a result, management of the Partnership is currently considering whether to re-market the property for sale or to hold the property and redevelop it. Funds for such a redevelopment could be provided from a combination of Partnership cash reserves and secured borrowings.

     The wholly-owned Hacienda Plaza office and retail complex was 85% leased as of November 30, 1995. As previously reported, a substantial amount of office and retail space and undeveloped land remains available within the same planned development area in which the property is located. Despite this fact, rental rates in the Pleasanton, California office and retail market have improved in recent months and fewer concessions are being offered. In addition, a portion of the land in the planned development area in which Hacienda Plaza is located has been re-zoned for residential use. Approximately 800 housing units are scheduled for construction in the near future. This development and any future residential development in the immediate vicinity of Hacienda Plaza would reduce the amount of developable land available for new competing office space and would increase the pedestrian traffic for the retail tenants at the Partnership's property. As a result of these conditions, management believes that operations at the Hacienda Plaza investment property appear to have stabilized after several years of intense local office and retail market competition. The Managing General Partner continues to plan to make selective capital improvements aimed at enhancing marketing and leasing efforts until market conditions favorable to a sale of the property can be achieved. A substantial amount of the property's cash flow has been, and will likely continue to be, reinvested to pay for the leasing costs associated with attracting new tenants and renewing existing leases.

     Occupancy at the Park South Apartments in Charlotte, North Carolina, averaged 94% for the quarter ended November 30, 1995, compared to an average of 96% for the same period in the prior fiscal year. Operations of the property continue to fully support the debt service and ground lease payments owed to the Partnership in addition to providing a small amount of supplemental rent under the terms of the ground lease. Such results are reflective of the strengthening local and national market conditions for multi-family residential properties and the favorable position that this property enjoys in its local sub-market.

    At November 30, 1995, the Partnership had available cash and cash equivalents of $2,652,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership, distributions to the partners and, if necessary, for leasing costs related to the Spartan Place and Hacienda Plaza properties. Beginning with the quarter ended November 30, 1992, the Managing General Partner began a program to gradually increase the quarterly distribution rate to the Limited Partners. The quarterly distribution rate increased to 3% per annum on remaining invested capital during the quarter ended February 28, 1995. Given the potential future capital needs of the Partnership's two wholly-owned properties, as well as the loss of income at Spartan Place which resulted from the significant decrease in occupancy during fiscal 1995, the distribution rate will be reduced to 1% per annum on remaining invested capital effective for the payment to be made on January 12, 1996 for the quarter ending November 30, 1995. Distributions are expected to remain at this level until Spartan Place is either sold or its operations have been stabilized. The source of future liquidity and distributions to the partners is expected to be from the operations and future sale of the two wholly-owned investment properties, mortgage interest and land rent payments from the Partnership's mortgage loan and ground lease investments, interest income on the Partnership's cash reserves, the repayment of the mortgage loan receivable and the sale of the underlying parcel of land.

Results of Operations

Three Months Ended November 30, 1995

      The Partnership's net income decreased by $54,000 for the three month period ended November 30, 1995, when compared to the same period in the prior year. The primary reason for the decrease in net income in the current period is the decrease in income from the operations of investment properties held for sale. Income from operations of investment properties held for sale decreased by $58,000 in the current period due to a decrease in income at the Spartan Place Shopping Center. Net income from Spartan Place decreased by $79,000 due to a decrease in rental income of $77,000. Rental income decreased as a result of the decrease in occupancy from 80% at November 30, 1994 to 38% at November 30, 1995, as discussed further above. The decrease in income from Spartan Place was partially offset by an increase in income from Hacienda Plaza of $21,000. The increase in income from Hacienda Plaza was primarily due to a decrease in capital improvement and leasing costs during the current period as compared to the same period in the prior year. The decrease in income from operations of investment properties held for sale was partially offset by a decrease in the Partnership's operating loss of $4,000. Operating loss decreased due to an increase in additional land rent income from the Park South Apartments of $2,000 and a decrease in Partnership general and administrative expenses of $2,000.

                                   PART II
                              Other Information

Item 1. Legal Proceedings

     As discussed in the Partnership's annual report on Form 10-K for the year ended August 31, 1995, in November 1994, a series of purported class actions
(the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The status of such litigation remains unchanged at the present time. Refer to the description of the claims in the fiscal 1995 annual report for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

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




Dated:  January 12, 1996