Form 10-Q
period 1996-02-29
PAINEWEBBER MORTGAGE PARTNERS FIVE L P
filed 1996-04-11
CIK 779339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 29, 1996

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .


                         Commission File Number: 0-17149


                  PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
            (Exact name of registrant as specified in its charter)

Delaware                                                     04-2889712
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



265 Franklin Street, Boston, Massachu                            02110
 (Address of principal executive offices)                       Zip Code


Registrant's telephone number, including area code (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X No. ____

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                                 BALANCE SHEETS
                February 29, 1996 and August 31, 1995(Unaudited)
                                 (In thousands)

                                     ASSETS
                                                    February 29   August 31

Real estate investments:
   Investment properties held for sale, net            $  9,900   $   9,900
   Land                                                     230         230
   Mortgage loan receivable                               1,270       1,270
                                                      ---------   ---------
                                                         11,400      11,400

Cash and cash equivalents                                 2,564       2,692
Interest and land rent receivable                            10          10
Accounts receivable, net                                    114          26
Prepaid expenses                                              9          17
Deferred expenses, net                                       28          30
                                                      ---------   ---------
                                                        $14,125     $14,175
                                                      =========   =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                        $       33 $        33
Accounts payable and accrued expenses                       135         192
Tenant security deposits                                     82          79
Deferred management fees                                    245         245
Partners' capital                                        13,630      13,626
                                                      ---------    --------
                                                        $14,125     $14,175
                                                      =========   =========





















                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                              STATEMENTS OF INCOME
  For the six months ended February 29, 1996 and February 28, 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                   Three Months Ended      Six Months Ended
                                     February 29/28         February 29/28,
                                   1996         1995       1996         1995
                                   ----         ----       ----         ----

Revenues:
   Interest from mortgage loan    $  28     $    28       $  57         $  57
   Land rent                         10          12          22            22
   Other interest income             33          39          68            74
                                 ------     -------      ------        ------
                                     71          79         147           153

Expenses:
   Management fees                   34          35          69            70
   General and administrative       102         105         165           170
   Amortization of
     deferred expenses                1           1           2             2
                                 ------     -------      ------        ------
                                    137         141         236           242
                                 ------     -------      ------        ------

Operating loss                      (66)        (62)        (89)          (89)

Income from operations of investment
   properties held for sale, net    236         137         358           317
                                 ------      ------     -------       -------

Net income                        $ 170     $    75      $  269        $  228
                                  =====     =======      ======        ======

Net income per Limited
  Partnership Unit                 $0.21       $0.10       $0.34         $0.29
                                   =====       =====       =====         =====

Cash distributions per Limited
  Partnership Unit                 $0.09       $0.24       $0.34         $0.48
                                   =====       =====       =====         =====

   The above net income and cash distributions per Limited Partnership Unit are based upon the 776,988 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.














                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
   For the six months ended February 29, 1996 and February 28, 1995 Unaudited)
                                 (In thousands)

                                                      General       Limited
                                                      Partners      Partners

Balance at August 31, 1994                            $(75)        $15,194
Net income                                               2             225
Cash distributions                                      (4)           (375)
                                                    ------         -------
Balance at February 28, 1995                          $(77)        $15,044
                                                      ====         =======

Balance at August 31, 1995                            $(90)        $13,716
Net income                                               3             266
Cash distributions                                      (3)           (262)
                                                    ------         -------
Balance at February 29, 1996                          $(90)        $13,720
                                                      ====-        =======

































                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                           STATEMENTS  OF CASH  FLOWS
        For the six months ended February 29, 1996 and February 28, 1995
          Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)

                                                            1996        1995
Cash flows from operating activities:
  Net income                                              $   269      $  228
  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Amortization of deferred expenses                            2           2
   Changes in assets and liabilities:
     Accounts receivable                                      (88)        (59)
     Prepaid expenses                                           8           5
     Accounts payable and accrued expenses                    (57)          3
     Tenant security deposits                                   3          16
     Deferred revenue                                           -          (4)
                                                          -------    --------
      Total adjustments                                      (132)        (37)
                                                          -------    --------
      Net cash provided by operating activities               137         191

Cash flows from financing activities:
  Distributions to partners                                  (265)       (379)
                                                          -------     -------

Net decrease in cash and cash equivalents                    (128)       (188)

Cash and cash equivalents, beginning of period              2,692       3,035
                                                         --------     -------

Cash and cash equivalents, end of period                   $2,564      $2,847
                                                           ======      ======




















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

2. Mortgage Loan and Land Investments

   The following first mortgage loan was outstanding at February 29, 1996 and August 31, 1995 (in thousands):

                                                                  Date of
          Property          Amount of Loan   Interest Rate     Loan and Term

     Park South Apartments      $1,270            9%             12/29/88
     Charlotte, North Carolina                                   13 years


   The loan is secured by a first mortgage on the property and an assignment of all tenant leases. Interest is payable monthly and the principal is due at maturity.

   In addition to the above mortgage loan, the following land purchase-leaseback transaction had also been entered into as of February 29, 1996 and August 31, 1995 (in thousands):

                                Cost of Land
          Property           to the Partnership            Annual Base Rent

     Park South Apartments       $  230                  $21 through 12/28/28

   The land lease has a term of 40 years. Among the provisions of the lease agreement, the Partnership is entitled to additional rent based upon gross revenues in excess of a base amount, as defined. The Partnership received additional rent of $11,000 during each of the six-month periods ended February 29, 1996 and February 28, 1995. The lessee has the option to repurchase the land for a specified period of time beginning in December of 1997 at a price based on the fair market value, as defined, but not less than the original cost to the Partnership.

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

3. Investment Properties Held for Sale

    At February 29, 1996 and August 31, 1995, the Partnership owned two operating investment properties directly as a result of foreclosure proceedings prompted by defaults under the terms of first mortgage loans held by the Partnership. Descriptions of the transactions through which the Partnership acquired these properties and of the properties themselves are summarized below:

    Hacienda Plaza

         The Partnership assumed ownership of Hacienda Plaza on June 22, 1990. The property, which is comprised of 78,415 square feet of leasable office and retail space in Pleasanton, California, was 88% leased as of February 29, 1996. The combined balance of the land and the mortgage loan investments at the time title was transferred to the Partnership was $9,789,000. The estimated fair value of the operating property at the date of foreclosure was $8,200,000. Accordingly, a write-down of $1,589,000 was recorded in fiscal 1990. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $3,300,000 to write down the net carrying value of the Hacienda Plaza investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of the Hacienda Plaza investment property at both February 29, 1996 and August 31, 1995 is $4,900,000.

    Spartan Place Shopping Center

         The Partnership assumed ownership of the Spartan Place Shopping Center, in Spartanburg, South Carolina, on February 12, 1991. The property, which is comprised of 151,489 square feet of leasable retail space, was 37% occupied as of February 29, 1996. The combined balance of the land and the mortgage loan investment at the time title was transferred to the Partnership was $8,419,000. Management estimated that the fair value of the property, net of selling expenses, at the time of the foreclosure was approximately $7,840,000. Accordingly, a loss of $579,000 was recorded in fiscal 1991 to adjust the carrying value to this estimate. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $2,840,000 to write down the net carrying value of the Spartan Place investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of the Spartan Place investment property at both February 29, 1996 and August 31, 1995 is $5,000,000.

         During the first quarter of fiscal 1996, the Partnership had entered into a preliminary agreement to sell the Spartan Place property to a third party. Subsequent to the buyer's due diligence period, the offer was withdrawn. Management of the Partnership is currently considering whether to re-market the property for sale or to hold the property and invest the funds required to redevelop the property, which, as noted above, has a substantial amount of vacant space. Funds for such a redevelopment could be provided from a combination of Partnership cash reserves and secured non-recourse borrowings.

    The Partnership recognizes income from its investment properties held for sale in the amount of the excess of the properties' gross revenues over the sum of property operating expenses (including capital improvement expenses and leasing commissions), taxes and insurance. Combined summarized operating results for Hacienda Plaza and Spartan Place for the six-month periods ended February 29, 1996 and February 28, 1995 are as follows (in thousands):

                                      Three Months Ended      Six Months Ended
                                        February 29/28         February 29/28,
                                   1996         1995       1996         1995
                                   ----         ----       ----         ----

     Revenues:
      Rental income and
        expense reimbursements   $  441      $  512      $  819        $  982
      Other income                    2           4           5             6
                                 ------      ------      ------        ------
                                    443         516         824           988

     Expenses:
      Property operating expenses   163         271         366           537
      Property taxes and insurance   44         108         100           134
                                  -----     -------     -------       -------
                                    207         379         466           671
                                  -----     -------     -------       -------
      Income from operations of
        investment properties held
        for  sale, net           $  236        $137      $  358        $  317
                                 ======        ====      ======        ======

4. Related Party Transactions

   The Adviser earned basic management fees of $69,000 for each of the six-month periods ended February 29, 1996 and February 28, 1995. Accounts payable - affiliates at both February 29, 1996 and August 31, 1995 consists of management fees of $33,000 payable to the Adviser.

   Included in general and administrative expenses for the six months ended February 29, 1996 and February 28, 1995 is $69,000 and $80,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the six months ended February 29, 1996 and February 28, 1995 is $5,000 and $4,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

5. Contingencies

   The Partnership is involved in certain legal actions. At the present time, the Managing General Partner cannot estimate the impact, if any, of these matters on the Partnership's financial statements, taken as a whole.

                  PAINEWEBBER MORTGAGE PARTNERS FIVE, L. P.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

     The Spartan Place Shopping Center, in Spartanburg, South Carolina, was 37% occupied as of February 29, 1996. As previously reported, Circuit City vacated one of the anchor tenant spaces at the property during the quarter ended May 31, 1995 to move to a location they believed to be better suited to their future operations. Circuit City had occupied 16,412 square feet at the Center and remains obligated to pay annual base rent of approximately $112,000, plus its pro rata share of operating expenses, through the end of its lease term, in January 2008. During the second quarter of fiscal 1996, Circuit City began withholding its rental payments as part of its efforts to negotiate a buyout of its future rental obligations. Management is prepared to exercise its available legal remedies to enforce the Circuit City lease agreement in the event that acceptable terms for a buyout cannot be reached. In addition, management of Phar-Mor, another anchor tenant, which occupied 26% of the leasable space at Spartan Place, closed its store at Spartan Place and terminated its lease in July 1995 as part of its bankruptcy reorganization plan. A number of smaller shop space tenants also either went out of business or failed to renew their leases during fiscal 1995. Re-leasing the Circuit City and Phar-Mor spaces to high-profile, strong credit tenants will be critical to increasing shopper traffic at the center which will be necessary to retain the existing tenants and to lease the vacant shop space. However, such re-leasing plans could require a significant expansion and/or repositioning of the shopping center. Alternatively, management has considered a possible sale of the property prior to undertaking any major re-leasing commitments and potentially spending significant funds or assuming financing for capital and tenant improvements. During the quarter ended May 31, 1995, the Partnership received offers to purchase Spartan Place. During the first quarter of fiscal 1996, the Partnership entered into a purchase and sale agreement with the highest bidder at a negotiated sales price of $6,150,000. Under the terms of the contract, the buyer had thirty days to perform its due diligence procedures. Subsequent to the buyer's due diligence period, the offer to purchase the property was withdrawn. Management of the Partnership re-contacted the other prospective buyers, but, to date, has not been able to reach a mutually acceptable sale agreement. As a result, management of the Partnership is currently considering whether to re-market the property for sale or to hold the property and release the vacant anchor spaces. The Partnership has identified financial sources that would provide non-recourse financing for the releasing costs, provided lease terms can be finalized with prospective new anchor tenants. During the quarter, management began negotiations with a tenant that may be interested in occupying a new store in the location of the anchor space that was previously occupied by Phar-Mor. The outcome of such negotiations cannot be determined at this time.

     The wholly-owned Hacienda Plaza office and retail complex was 88% leased as of February 29, 1996. As previously reported, a substantial amount of office and retail space and undeveloped land remains available within the same planned development area in which the property is located. Despite this fact, rental rates in the Pleasanton, California office and retail market have improved in recent months and fewer concessions are being offered. In addition, a portion of the land in the planned development area in which Hacienda Plaza is located has been re-zoned for residential use. Approximately 800 housing units are scheduled for construction in the near future. This development and any future residential development in the immediate vicinity of Hacienda Plaza would reduce the amount of developable land available for new competing office space and would increase the pedestrian traffic for the retail tenants at the Partnership's property. As a result of these conditions, management believes that operations at the Hacienda Plaza investment property appear to have stabilized after several years of intense local office and retail market competition. During the current quarter, management renewed leases with two retail tenants. In addition, space was leased to two new office tenants at rental rates substantially higher than the average per square foot rate for office tenants in this property. The Managing General Partner continues to plan to make selective capital improvements aimed at enhancing marketing and leasing efforts until market conditions favorable to a sale of the property can be achieved.

     Occupancy at the Park South Apartments in Charlotte, North Carolina, averaged 87% for the quarter ended February 29, 1996, compared to an average of 94% for the same period in the prior fiscal year. Operations of the property continue to fully support the debt service and ground lease payments owed to the Partnership in addition to providing a small amount of supplemental rent under the terms of the ground lease. Although much of the decrease in occupancy at the property is due to expected seasonal leasing patterns, the change is also due to an increased level of competition from Charlotte's multi-family and single-family home markets. Over the past year, more than 3,900 new apartment units have been added to the overall Charlotte market. Approximately 1,500 of these new units are in southeast Charlotte, where Park South is located, and 708 of these new units are in Park South's submarket. In addition, many apartment residents are attracted to the single-family home market since home prices in Charlotte are fairly affordable and mortgage interest rates remain relatively low. As a result of the increased level of competition and the resulting increased vacancy level for two-bedroom apartment units, Park South's leasing and management team has expanded its marketing program and is offering rental concessions to attract new tenants. Rental concessions include discounts for new two-bedroom apartment tenants and no rental rate increases for existing tenants that renew their leases. Management expects that the occupancy level will increase during the third fiscal quarter because late April and early May are typically active leasing periods.

    At February 29, 1996, the Partnership had available cash and cash equivalents of $2,564,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership, distributions to the partners and, if necessary, for leasing costs related to the Spartan Place and Hacienda Plaza properties. Beginning with the quarter ended February 28, 1992, the Managing General Partner began a program to gradually increase the quarterly distribution rate to the Limited Partners. The quarterly distribution rate had increased to 3% per annum on remaining invested capital for the quarter ended August 31, 1995. Given the potential future capital needs of the Partnership's two wholly-owned properties, as well as the loss of income at Spartan Place which resulted from the significant decrease in occupancy during fiscal 1995, the distribution rate was reduced to 1% per annum on remaining invested capital effective for the payment made on January 12, 1996 for the quarter ending November 30, 1995. Distributions are expected to remain at this level until Spartan Place is either sold or its operations have been stabilized. The source of future liquidity and distributions to the partners is expected to be from the operations and future sale of the two wholly-owned investment properties, mortgage interest and land rent payments from the Partnership's mortgage loan and ground lease investments, interest income on the Partnership's cash reserves, the repayment of the mortgage loan receivable and the sale of the underlying parcel of land.

Results of Operations

Three Months Ended February 29, 1996

      The Partnership's net income increased by $95,000 for the three month period ended February 29, 1996, when compared to the same period in the prior year. The primary reason for the increase in net income in the current period is the increase in income from the operations of investment properties held for sale. Income from operations of investment properties held for sale increased by $99,000 in the current three-month period primarily due to an increase in income from Hacienda Plaza of $93,000. The increase in income from Hacienda Plaza was primarily due to a decrease in capital improvement and leasing costs during the current period as compared to the same period in the prior year. The increase in income from operations of investment properties held for sale was partially offset by an increase in the Partnership's operating loss of $4,000. Operating loss increased mainly due to a decrease in interest income earned on cash and cash equivalents of $6,000. Interest income decreased due to a decrease in the average balance of cash and cash equivalents held by the Partnership.

Six Months Ended February 29, 1996

      The Partnership's net income increased by $41,000 for the six month period ended February 29, 1996, when compared to the same period in the prior year. The primary reason for the increase in net income in the current period is the increase in income from the operations of investment properties held for sale. Income from operations of investment properties held for sale increased by $41,000 in the current six-month period due to an increase in income at the Hacienda Plaza property. The increase in income from Hacienda Plaza of $114,000 was primarily due to a decrease in capital improvement and leasing costs during the current period as compared to the same period in the prior year. The increase in income from Hacienda Plaza was partially offset by a decrease in income from Spartan Place of $73,000. Net income from Spartan Place decreased due to a decrease in rental income of $126,000. Rental income decreased as a result of the decrease in occupancy from 78% at February 28, 1995 to 37% at February 29, 1996, as discussed further above.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As previously disclosed, Fifth Mortgage Partners, Inc. and Properties Associates 1985, L.P., the General Partners of the Partnership, were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in PaineWebber Mortgage Partners Five, L.P. Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the General Partners cannot estimate the impact, if any, of this matter on the Partnership's financial statements, taken as a whole.

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




Dated: April 13, 1996