Form 10-Q
period 1996-05-31
PAINEWEBBER MORTGAGE PARTNERS FIVE L P
filed 1996-07-10
CIK 779339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 31, 1996

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .


                         Commission File Number: 0-17149


                  PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
            (Exact name of registrant as specified in its charter)


            Delaware                                             04-2889712
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



265 Franklin Street, Boston, Massachusetts                            02110
 (Address  of principal  executive offices)                        (Zip Code)


Registrant's telephone number, including area code (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X No. ____

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                                 BALANCE SHEETS
                  May 31, 1996 and August 31, 1995 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                      May 31      August 31
                                                   ---------      ---------

Real estate investments:
   Investment properties held for sale, net         $  9,900      $   9,900
   Land                                                  230            230
   Mortgage loan receivable                            1,270          1,270
                                                   ---------      ---------
                                                      11,400         11,400

Cash and cash equivalents                              2,514          2,692
Interest and land rent receivable                         10             10
Accounts receivable, net                                  81             26
Prepaid expenses                                          21             17
Deferred expenses, net                                    26             30
                                                   ---------      ---------
                                                    $ 14,052       $ 14,175
                                                    ========       ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $      33       $     33
Accounts payable and accrued expenses                     91            192
Tenant security deposits                                  85             79
Deferred management fees                                 245            245
Partners' capital                                     13,598         13,626
                                                   ---------      ---------
                                                    $ 14,052       $ 14,175
                                                    ========       ========






















                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                              STATEMENTS OF INCOME
      For the three and nine months ended May 31, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                     Three Months Ended       Nine Months Ended
                                          May 31,                  May 31,
                                      -----------------       -----------------
                                      1996      1995           1996       1995
                                      ----      ----           ----       ----

Revenues:
   Interest from mortgage loan     $   29   $    29          $  86     $   86
   Land rent                            7         5             29         27
   Other interest income               31        40             99        114
                                   ------   -------          -----      ------
                                       67        74            214        227

Expenses:
   Management fees                     33        35            102        105
   General and administrative          63        74            228        245
   Amortization of deferred
      expenses                          2         2              4          4
                                  -------   -------          -----     ------
                                       98       111            334        354
                                 --------   -------          -----     ------

Operating loss                        (31)      (37)          (120)      (127)

Income from operations of investment
   properties held for sale, net       66       211            424        528
                                  -------   -------        -------    -------

Net income                        $    35    $  174         $  304     $  401
                                  =======    ======         ======     ======

Net income per Limited
  Partnership Unit                  $0.05     $0.22          $0.39      $0.51
                                    =====     =====          =====      =====

Cash distributions per Limited
  Partnership Unit                  $0.09     $0.26          $0.43      $0.74
                                    =====     =====          =====      =====

   The above net income and cash distributions per Limited Partnership Unit are based upon the 776,988 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.














                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
           For the nine months ended May 31, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                     General       Limited
                                                     Partners      Partners
                                                     -------       --------

Balance at August 31, 1994                            $(75)        $15,194
Net income                                               4             397
Cash distributions                                      (6)           (573)
                                                      ----         -------
Balance at May 31, 1995                               $(77)        $15,018
                                                      ====         =======

Balance at August 31, 1995                            $(90)        $13,716
Net income                                               3             301
Cash distributions                                      (3)           (329)
                                                      -----        -------
Balance at May 31, 1996                               $(90)        $13,688
                                                      ====         =======

































                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                            STATEMENTS OF CASH FLOWS
          For the nine months ended May 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1996        1995
                                                            ----        ----
Cash flows from operating activities:
  Net income                                               $  304      $  401
  Adjustments to reconcile net income
    to net cash provided by operating activities:
   Amortization of deferred expenses                            4           4
   Changes in assets and liabilities:
     Accounts receivable                                      (55)        (47)
     Prepaid expenses                                          (4)          3
     Accounts payable and accrued expenses                   (101)        (23)
     Tenant security deposits                                   6           9
     Deferred revenue                                           -          (4)
                                                          -------      ------
      Total adjustments                                      (150)        (58)
                                                          -------      ------
      Net cash provided by operating activities               154         343

Cash flows from financing activities:
  Distributions to partners                                  (332)       (579)
                                                          -------      ------

Net decrease in cash and cash equivalents                    (178)       (236)

Cash and cash equivalents, beginning of period              2,692       3,035
                                                          -------      ------

Cash and cash equivalents, end of period                   $2,514      $2,799
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

2. Mortgage Loan and Land Investments

   The following first mortgage loan was outstanding at May 31, 1996 and August 31, 1995 (in thousands):

                                                                Date of
          Property              Amount of Loan  Interest Rate   Loan and Term
          --------              --------------  -------------   -------------

     Park South Apartments          $1,270           9%          12/29/88
     Charlotte, North Carolina                                   13 years


   The loan is secured by a first mortgage on the property and an assignment of all tenant leases. Interest is payable monthly and the principal is due at maturity.

   In addition to the above mortgage loan, the following land purchase-leaseback transaction had also been entered into as of May 31, 1996 and August 31, 1995 (in thousands):

                                Cost of Land
          Property              to the Partnership       Annual Base Rent
          --------              ------------------       ----------------

     Park South Apartments         $  230                $21 through 12/28/28

   The land lease has a term of 40 years. Among the provisions of the lease agreement, the Partnership is entitled to additional rent based upon gross revenues in excess of a base amount, as defined. The Partnership received additional rent of $13,000 and $11,000 during the nine-month periods ended May 31, 1996 and 1995, respectively. The lessee has the option to repurchase the land for a specified period of time beginning in December of 1997 at a price based on the fair market value, as defined, but not less than the original cost to the Partnership.

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

3. Investment Properties Held for Sale

    At May 31, 1996 and August 31, 1995, the Partnership owned two operating investment properties directly as a result of foreclosure proceedings prompted by defaults under the terms of first mortgage loans held by the Partnership. Descriptions of the transactions through which the Partnership acquired these properties and of the properties themselves are summarized below:

    Hacienda Plaza

         The Partnership assumed ownership of Hacienda Plaza on June 22, 1990. The property, which is comprised of 78,415 square feet of leasable office and retail space in Pleasanton, California, was 82% leased as of May 31, 1996. The combined balance of the land and the mortgage loan investments at the time title was transferred to the Partnership was $9,789,000. The estimated fair value of the operating property at the date of foreclosure was $8,200,000. Accordingly, a write-down of $1,589,000 was recorded in fiscal 1990. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $3,300,000 to write down the net carrying value of the Hacienda Plaza investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of the Hacienda Plaza investment property at both May 31, 1996 and August 31, 1995 is $4,900,000.

    Spartan Place Shopping Center

         The Partnership assumed ownership of the Spartan Place Shopping Center, in Spartanburg, South Carolina, on February 12, 1991. The property, which is comprised of 151,489 square feet of leasable retail space, was 36% occupied as of May 31, 1996. The combined balance of the land and the mortgage loan investment at the time title was transferred to the Partnership was $8,419,000. Management estimated that the fair value of the property, net of selling expenses, at the time of the foreclosure was approximately $7,840,000. Accordingly, a loss of $579,000 was recorded in fiscal 1991 to adjust the carrying value to this estimate. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $2,840,000 to write down the net carrying value of the Spartan Place investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of the Spartan Place investment property at both May 31, 1996 and August 31, 1995 is $5,000,000.

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

    The Partnership recognizes income from its investment properties held for sale in the amount of the excess of the properties' gross revenues over the sum of property operating expenses (including capital improvement expenses and leasing commissions), taxes and insurance. Combined summarized operating results for Hacienda Plaza and Spartan Place for the three and nine-month periods ended May 31, 1996 and 1995 are as follows (in thousands):

                                       Three Months Ended     Nine Months Ended
                                             May 31                May 31,
                                       ------------------    -----------------
                                        1996      1995         1996     1995
                                        ----      ----         ----     ----

     Revenues:
      Rental income and
        expense reimbursements        $  372    $  469      $1,191     $1,452
      Other income                         2         3           7          9
                                      ------    ------      ------     ------
                                         374       472       1,198      1,461

     Expenses:
      Property operating expenses        252       206         618        743
      Property taxes and insurance        56        55         156        190
                                      ------    ------      ------     ------
                                         308       261         774        933
                                      ------    ------      ------     ------
      Income from operations of
        investment properties held
        for  sale, net               $    66    $  211     $   424    $   528
                                     =======    ======     =======    =======

4. Related Party Transactions

   The Adviser earned basic management fees of $102,000 and $105,000 for the nine-month periods ended May 31, 1996 and 1995, respectively. Accounts payable - affiliates at both May 31, 1996 and August 31, 1995 consists of management fees of $33,000 payable to the Adviser.

   Included in general and administrative expenses for the nine months ended May 31, 1996 and 1995 is $105,000 and $119,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the nine months ended May 31, 1996 and 1995 is $6,000 and $4,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

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

                  PAINEWEBBER MORTGAGE PARTNERS FIVE, L. P.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

     The Spartan Place Shopping Center, in Spartanburg, South Carolina, was 36% occupied as of May 31, 1996. As previously reported, Circuit City vacated one of the anchor tenant spaces at the property during the quarter ended May 31, 1995 to move to a location they believed to be better suited to their future operations. Circuit City had occupied 16,412 square feet at the Center and remains obligated to pay annual base rent of approximately $112,000, plus its pro rata share of operating expenses, through the end of its lease term, in January 2008. During the second quarter of fiscal 1996, Circuit City began withholding its rental payments as part of its efforts to negotiate a buyout of its future rental obligations. The Partnership aggressively pursued its rights under its lease agreement with this tenant and, as a result, Circuit City paid all rent owed and is currently making timely monthly rental payments. In addition, management of Phar-Mor, another anchor tenant, which occupied 26% of the leasable space at Spartan Place, closed its store at Spartan Place and terminated its lease in July 1995 as part of its bankruptcy reorganization plan. A number of smaller shop space tenants also either went out of business or failed to renew their leases during fiscal 1995. Re-leasing the Circuit City and Phar-Mor spaces to high-profile, strong credit tenants will be critical to increasing shopper traffic at the center which will be necessary to retain the existing tenants and to lease the vacant shop space. However, such re-leasing plans could require a significant expansion and/or repositioning of the shopping center. Alternatively, management has considered a possible sale of the property prior to undertaking any major re-leasing commitments and potentially spending significant funds or assuming financing for capital and tenant improvements. During the third quarter of fiscal 1995, the Partnership received offers to purchase Spartan Place. During the first quarter of fiscal 1996, the Partnership entered into a purchase and sale agreement with the highest bidder at a negotiated sales price of $6,150,000. Under the terms of the contract, the buyer had thirty days to perform its due diligence procedures. Subsequent to the buyer's due diligence period, the offer to purchase the property was withdrawn. Management of the Partnership re-contacted the other prospective buyers, but, to date, has not been able to reach a mutually acceptable sale agreement. As a result, management of the Partnership is currently considering whether to re-market the property for sale or to hold the property and re-lease the vacant anchor spaces. The Partnership has identified financing sources that would provide non-recourse loans to the Partnership for the leasing costs, provided lease terms can be finalized with prospective new anchor tenants. During the quarter, management continued negotiations with tenants that may be interested in occupying a new store in the location of the anchor space that was previously occupied by Phar-Mor. The outcome of such negotiations cannot be determined at this time.
     The wholly-owned Hacienda Plaza office and retail complex was 82% leased as of May 31, 1996, down from 88% as of February 29, 1996. As previously reported, a substantial amount of office and retail space and undeveloped land remains available within the same planned development area in which the property is located. Despite this fact, rental rates in the Pleasanton, California office and retail market have improved in recent months and fewer concessions are being offered. In addition, a portion of the land in the planned development area in which Hacienda Plaza is located has been re-zoned for residential use.
Development of approximately 800 housing units is currently underway. This development and any future residential development in the immediate vicinity of Hacienda Plaza would reduce the amount of developable land available for new competing office space and would increase the pedestrian traffic for the retail tenants at the Partnership's property. As a result of these conditions, management believes that operations at the Hacienda Plaza investment property appear to have stabilized after several years of intense local office and retail market competition. The decrease in occupancy during the current quarter was the result of one office tenant relocating to a smaller space at the end of its lease term and another tenant moving out of the building at the end of its lease term. Current market rents are higher than the rents paid by these two tenants. As a result, if market conditions remain strong and replacement tenants are obtained, cash flows from the Hacienda Plaza property could be improved. The Managing General Partner continues to plan to make selective capital improvements aimed at enhancing marketing and leasing efforts until market conditions favorable to a sale of the property can be achieved.

     Occupancy at the Park South Apartments in Charlotte, North Carolina, averaged 91% for the quarter ended May 31, 1996, compared to an average of 87% in the prior fiscal quarter. Operations of the property continue to fully support the debt service and ground lease payments owed to the Partnership in addition to providing a small amount of supplemental rent under the terms of the ground lease. The increase in occupancy at the property is a result of Park South's leasing and management team expanding its marketing program and offering rental concessions to attract new tenants. This strategy is due to an increased level of competition from Charlotte's multi-family and single-family home markets. Over the past year, more than 3,900 new apartment units have been added to the overall Charlotte market. Approximately 1,500 of these new units are in southeast Charlotte, where Park South is located, and 708 of these new units are in Park South's submarket. This marketing program and rental concessions are expected to continue during the fourth quarter of fiscal 1996.

    At May 31, 1996, the Partnership had available cash and cash equivalents of $2,514,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership, distributions to the partners and, if necessary, for leasing costs related to the Spartan Place and Hacienda Plaza properties. Beginning with the quarter ended February 28, 1992, the Managing General Partner began a program to gradually increase the quarterly distribution rate to the Limited Partners. The quarterly distribution rate had increased to 3% per annum on remaining invested capital for the quarter ended August 31, 1995. Given the potential future capital needs of the Partnership's two wholly-owned properties, as well as the loss of income at Spartan Place which resulted from the significant decrease in occupancy during fiscal 1995, the distribution rate was reduced to 1% per annum on remaining invested capital effective for the payment made on January 12, 1996 for the quarter ending November 30, 1995. Distributions are expected to remain at this level until Spartan Place is either sold or its operations have been stabilized. The source of future liquidity and distributions to the partners is expected to be from the operations and future sale of the two wholly-owned investment properties, mortgage interest and land rent payments from the Partnership's mortgage loan and ground lease investments, interest income on the Partnership's cash reserves, the repayment of the mortgage loan receivable and the sale of the underlying parcel of land. In addition, as discussed further above, the Partnership may obtain certain secured borrowings to finance the potential leasing costs to be incurred at the Spartan Place property.

Results of Operations

Three Months Ended May 31, 1996

      The Partnership's net income decreased by $139,000 for the three months ended May 31, 1996, when compared to the same period in the prior year. The decrease in net income is primarily a result of a decrease in the income from investment properties held for sale. The income from investment properties held for sale decreased by $145,000 in the current three-month period due to decreases in net income of $99,000 at Hacienda Plaza and $46,000 at Spartan Place. Income decreased at Hacienda Plaza due to a decrease in rental income of $33,000 and an increase in expenses of $66,000. Rental income at Hacienda Plaza decreased due to a decline in occupancy for the current three-month period from 86% to 82%, when compared to the same period in the prior year. Expenses at Hacienda Plaza increased primarily due to an increase in capital improvements. Income decreased at Spartan Place due to a decrease in rental income of $65,000. Rental income decreased due to a decline in occupancy for the current three-month period from 66% to 36%, when compared to the same period in the prior year. The decrease in income from investment properties held for sale was partially offset by a decrease in the Partnership's operating loss of $6,000. The Partnership's operating loss for the current three-month period decreased primarily due to a decrease in general and administrative expenses of $11,000.

Nine Months Ended May 31, 1996

      The Partnership's net income decreased by $97,000 for the nine months ended May 31, 1996, when compared to the same period in the prior year. The decrease in net income is mainly a result of a decrease in the income from investment properties held for sale. The income from investment properties held for sale decreased by $104,000 due to a decrease in net income of $119,000 at Spartan Place. Income decreased at Spartan Place due to a decrease in rental income of $191,000. Rental income decreased due to a decrease in occupancy for the current nine-month period from 75% to 37%, when compared to the same period in the prior year. The decrease in net income at Spartan Place was partially offset by an increase in net income at Hacienda Plaza of $15,000. Net income increased at Hacienda Plaza due to decreases in capital improvement and leasing costs and other operating expenses of $93,000. The decreases in capital improvement and leasing costs and other operating expenses was partially offset by a decrease in rental income of $70,000. Rental income decreased as a result of a decrease in occupancy for the current nine-month period from 87% to 85%, when compared to the same period in the prior year. The decrease in income from investment properties held for sale was partially offset by a decrease in the Partnership's operating loss of $7,000. The Partnership's operating loss for the current nine-month period decreased primarily due to a decrease in general and administrative expenses of $17,000.

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

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the General Partners cannot estimate the impact, if any, of these potential indemnification claims on the Partnership's financial statements, taken as a whole.

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




Dated: July 9, 1996