Form 10-K405
period 1996-08-31
PAINEWEBBER MORTGAGE PARTNERS FIVE L P
filed 1996-11-29
CIK 779339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

    X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  -----
                       SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: AUGUST 31, 1996

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                       Commission File Number: 0-17149

                   PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
            (Exact name of registrant as specified in its charter)

        Delaware                                             04-2889712
(State of organization)                                      (I.R.S. Employer
                                                           Identification  No.)

  265 Franklin Street, Boston, Massachusetts                           02110
    (Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code:             (617) 439-8118
                                                                --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                   Form 10-K Reference
Prospectus of registrant dated                                 Parts II and IV
December 3, 1985, as supplemented

                   PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                                1996 FORM 10-K

                              TABLE OF CONTENTS


Part   I                                                                  Page

Item    1      Business                                                   I-1

Item    2      Properties                                                 I-3

Item    3      Legal Proceedings                                          I-3

Item    4      Submission of Matters to a Vote of Security Holders        I-4


Part  II

Item  5       Market for the Partnership's Limited Partnership
               Interests and Related Security Holder Matters             II-1

Item  6       Selected Financial Data                                    II-1

Item  7       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      II-2

Item  8       Financial Statements and Supplementary Data                II-5

Item  9       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                      II-5


Part III

Item 10       Directors and Executive Officers of the Partnership       III-1

Item 11       Executive Compensation                                    III-3

Item 12       Security Ownership of Certain Beneficial Owners
                and Management                                          III-3

Item 13       Certain Relationships and Related Transactions            III-3


Part  IV

Item 14       Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                             IV-1

Signatures                                                              IV-2

Index to Exhibits                                                       IV-3

Financial Statements and Supplementary Data                      F-1 to F-15

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

    The Partnership originally owned land and made first mortgage loans secured by buildings with respect to four operating properties. As discussed further below, the Partnership's investments related to one of the properties were sold in fiscal 1990. As of August 31, 1996, the Partnership owns two operating properties directly as a result of foreclosure actions resulting from defaults under the terms of the mortgage loans receivable and has one remaining loan receivable and land investment. The Partnership's operating properties and security for its mortgage loan investment are described below.

Property name       Type of Property and
and Location        Date of Investment              Size                    Type of Ownership (1)
---------------     --------------------------      ----                    ----------------------

Hacienda Plaza (2)   Retail and Office Complex      78,415 sq. ft.;        Fee ownership of land and
Pleasanton, CA       8/15/86                        6.3 acres of land      improvements


Spartan Place (3)    Shopping Center                151,489 sq. ft.;       Fee  ownership of land and
Spartanburg, SC      4/28/88                        13.9 acres of land     improvements


Park South (4)       Apartments                     240 units;             Fee  ownership of land
Charlotte, NC        12/29/88                       19 acres of land       subject to ground lease and
                                                                           first mortgage lien on improvements

(1) See Notes to the Financial Statements filed with this Annual Report for a description of the transactions through which the Partnership has acquired these real estate investments.

(2) On June 22, 1990, the Partnership was granted title to the Hacienda Plaza property and assumed ownership as a result of certain defaults by the borrower under the terms of the Partnership's mortgage loan receivable. The Partnership has been operating the property utilizing the services of a local property management company since the date of the foreclosure.

(3) On February 12, 1991, the Partnership received the title to the Spartan Place property and assumed ownership as a result of certain defaults by the borrower under the terms of the Partnership's mortgage loan receivable. The Partnership is currently operating the property utilizing the services of a local property management company.

(4) The Partnership owns a 23% interest in the land underlying the Park South Apartments and has an equivalent interest in the related secured mortgage loan. The remaining 77% interest in the land and mortgage loan receivable is owned by an affiliated partnership, Paine Webber Qualified Plan Property Fund Four, LP.

      In November 1989, the Partnership sold the land it had previously owned and leased back to Ballston Place Associates Limited Partnership ("BPA"). The Partnership also allowed BPA to prepay the mortgage loan secured by the Ballston Place Phase I apartment building. BPA made a cash payment of approximately $11,402,000 to the Partnership on November 29, 1989 in return for the Partnership's agreement to release the first leasehold mortgage applicable to the Ballston Place Apartments Phase I. In connection with the sale, the Partnership received a fixed installment note in the principal amount of $355,200, which was to be payable in eight annual installment payments beginning April 1, 1992 and ending on April 1, 1999. The fixed installment note was to bear interest, beginning in April of 1992, equal to the interest rate applicable to one-year U.S. Treasury bills and was guaranteed as to its payment by the parent company of the borrowing entity. During fiscal 1992, the borrower failed to make the required April 1, 1992 initial installment payment due the Partnership and filed for protection under Chapter 11 of the U.S. Bankruptcy Code due to defaults on the first mortgage loan secured by the property. Throughout fiscal 1993, management pursued legal action against the guarantors of the note in an effort to collect the principal and interest receivable. During the quarter ended February 28, 1993, a settlement agreement between the Partnership and the guarantors was approved by the United States Bankruptcy Court whereby the Partnership received a cash payment of $81,000 to fully satisfy all of the borrower's outstanding obligations to the Partnership. As a result, the Partnership no longer has any investment interest in the Ballston Place property.

    The Partnership's investment objectives are to:

(1) preserve and protect the Limited Partners' capital;
(2) preserve the Limited Partners' buying power (i.e., provide an inflation hedge);
(3) provide the Limited Partners with cash distributions from investment income; and
(4) achieve   long-term   appreciation  in  the  value  of  the  Partnership's
    investments.

    Through August 31, 1996, the Limited Partners had received cumulative cash distributions totalling approximately $26,532,000, or $713 per original $1,000 investment for the Partnership's earliest investors. This return includes distributions of $322 per original $1,000 investment from the prepayment of the Ballston Place mortgage loan and related land repurchase in November of 1989. In addition, the Partnership retains interests in three of the four investment properties underlying its original mortgage loan and land investments. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of its remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final liquidation, which cannot presently be determined. While market values for commercial office buildings have generally stabilized over the past two years, such values continue to be depressed due to the residual effects of the overbuilding which occurred in the late 1980's and the trend toward corporate consolidations and downsizing which followed the last national recession. In addition, at the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. As discussed further in Item 7, these general conditions have contributed to the significant vacancy that exists at the Partnership's Spartan Place Shopping Center which has resulted in significant declines in the property's estimated fair value over the past three years.

    The Partnership expects to finance or sell its investments and have its mortgage loan repaid from time to time. It is expected that most sales and repayments will be made after a period of between seven and fifteen years after the conclusion of the offering period, although sales and repayments may occur at earlier or later dates. In determining the appropriate timing for the sale of the wholly-owned operating properties, the Managing General Partner will consider such factors as the amount of appreciation in value, if any, to be realized, the risks of continued investment and the anticipated advantages to be gained from continuing to hold the investment. As discussed further in Item 7, the Partnership had been negotiating for the possible sale of the Spartan Place Shopping Center during the third quarter of fiscal 1995. During the first quarter of fiscal 1996, the potential sale transaction could not be completed. Subsequent to the termination of this sale contract, the Partnership has remarketed the property to other interested parties while at the same time examining potential financing strategies for the capital and tenant improvement costs to be incurred should the Partnership decide to hold the property through this re-leasing period.

    The Partnership's operating properties and the property securing its mortgage loan investment are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complex competes with numerous similar projects generally on the basis of price, location and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The availability of low home mortgage interest rates over the past several years has generally caused this competition to increase in all areas of the country. The shopping center and the retail/office complex compete for long-term commercial tenants with numerous projects of similar type generally on the basis of location, rental rates and tenant improvement allowances. The Partnership has no real estate investments located outside the United States. The Partnership is engaged solely in the business of real estate investment. Therefore, a presentation of information about industry segments is not applicable.

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

Item 2.  Properties

    As of August 31, 1996, the Partnership owns two operating properties directly as a result of foreclosures on certain mortgage loans receivable during fiscal 1991 and 1990, as noted in Item 1 above to which reference is made for the description, name and location of such properties. Additionally, as of August 31, 1996 the Partnership owns, and has leased back to the sellers, the land underlying the investment property referred to under Item 1.

    Occupancy figures for each fiscal quarter during 1996, along with an average for the year, are presented below for each property.

                                           Percent Occupied At
                              ------------------------------------------------
                                                                       Fiscal
                                                                       1996
                              11/30/95   2/29/96    5/31/96   8/31/96  Average
                              --------   -------    -------   -------  -------

Hacienda Plaza                 85%        88%       82%       83%      85%

Spartan Place                  38%        37%       36%       36%      37%

Park South                     96%        87%       92%       94%      92%

Item 3.  Legal Proceedings

    In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fifth Mortgage Partners, Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Mortgage Partners Five, L.P., PaineWebber, Fifth Mortgage Partners, Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Mortgage Partners Five, L.P., also alleged that following the sale of the partnership interests, PaineWebber, Fifth Mortgage Partners, Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Fifth Mortgage Partners, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation hearings are scheduled to be held in December 1996. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

     The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At August 31, 1996, there were 5,962 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

      The Partnership has a Distribution Reinvestment Plan designed to enable Unitholders to have their distributions from the Partnership invested in additional Units of the Partnership. The terms of the Plan are outlined in detail in the Prospectus, a copy of which Prospectus, as supplemented, in incorporated herein by reference.

      Reference is made to Item 6 below for a discussion of cash distributions made to the Unitholders during fiscal 1996.

Item 6.  Selected Financial Data

                         PaineWebber Mortgage Partners Five, L.P.
              For the years ended August 31, 1996, 1995, 1994, 1993 and 1992
                           (In thousands, except per Unit data)

                            1996       1995      1994        1993       1992
                            ----       ----      ----        ----       ----

Revenues               $   280     $    300     $   247     $   231    $   249

Operating loss         $  (178)    $   (193)    $  (201)    $  (153)   $  (561)

Provision for possible
  investment loss      $(1,000)    $(1,000)     $(1,300)    $  (900)   $(1,502)

Income from
 investment properties
 held for sale        $    467     $   480      $   886     $   837    $   901

Net loss              $   (711)    $  (713)     $  (614)    $  (215)   $(1,161)

Net loss
 per Limited
 Partnership Unit     $  (0.91)    $ (0.91)     $ (0.78)    $ (0.27)   $ (1.48)

Cash distributions
 per Limited
 Partnership Unit     $   0.51     $  0.99      $  0.86     $  0.73    $  0.68

Total assets          $ 13,186     $14,175      $15,592     $16,977    $17,723


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Partnership offered Limited Partnership Interests to the public from December 3, 1985 to December 2, 1987 pursuant to an Amended Registration Statement filed under the Securities Act of 1933. Gross proceeds of $38,849,400 were received by the Partnership and, after deducting selling expenses and offering costs, $33,600,000 was invested in four operating properties in the form of first mortgage loans and land purchase-leaseback transactions. Since the time that the original investments were made, the Partnership has liquidated its Ballston Place mortgage loan and land investments. In addition, the Partnership has assumed direct ownership of the Hacienda Plaza and Spartan Place properties subsequent to foreclosure proceedings resulting from defaults under the terms of the Partnership's first mortgage loans. Given the potential future capital needs of the Partnership's two wholly-owned properties, as well as the loss of income at Spartan Place which resulted from the significant decrease in occupancy during fiscal 1995, as discussed further below, the Partnership's quarterly distribution rate was reduced from 3% to 1% per annum on remaining invested capital effective for the payment made on January 12, 1996 for the quarter ending November 30, 1995. Subsequently, the distribution rate was raised to 2% per annum effective for the payment made on October 15, 1996 for the quarter ended August 31, 1996. Distributions are not expected to increase further at least until Spartan Place is either sold or its operations have been stabilized.

     The Spartan Place Shopping Center, in Spartanburg, South Carolina, was 36% occupied as of August 31, 1996. As previously reported, Circuit City vacated one of the anchor tenant spaces at the property during the quarter ended May 31, 1995 to move to a location it believed to be better suited to its future operations. Circuit City had occupied 16,412 square feet at the Center and remains obligated to pay annual base rent of approximately $112,000, plus its pro rata share of operating expenses, through the end of its lease term in January 2008. During the second quarter of fiscal 1996, Circuit City began withholding its rental payments as part of its efforts to negotiate a buyout of its future rental obligations. The Partnership then aggressively pursued its rights under the lease agreement with this tenant and, as a result of these efforts, Circuit City paid all rent owed and is now making timely monthly rental payments. In addition, management of Phar-Mor, another anchor tenant which occupied 26% of the leasable space at Spartan Place, closed its store at Spartan Place and terminated its lease in July 1995 as part of its bankruptcy reorganization plan. A number of smaller shop space tenants also either went out of business or failed to renew their leases during fiscal 1995 and 1996. Re-leasing the Circuit City and Phar-Mor spaces to high-profile, strong credit tenants will be critical to increasing shopper traffic at the center which will be necessary to retain the existing tenants and to lease the vacant shop space. However, such re-leasing plans could require a significant expansion and/or repositioning of the shopping center. Alternatively, management has considered a possible sale of the property prior to undertaking any major re-leasing commitments and potentially spending significant funds or assuming financing for capital and tenant improvements.

     During the third quarter of fiscal 1995, the Partnership received offers to purchase Spartan Place. During the first quarter of fiscal 1996, the Partnership entered into a purchase and sale agreement with the highest bidder at a negotiated sales price of $6,150,000. Under the terms of the contract, the buyer had thirty days to perform its due diligence procedures. Subsequent to the buyer's due diligence period, the offer to purchase the property was withdrawn. Subsequent to the termination of this sale contract, the Partnership has remarketed the property to other interested parties while at the same time examining potential financing strategies for the capital and tenant improvement costs to be incurred should the Partnership decide to hold the property through this re-leasing period. The Partnership has identified financing sources that would provide non-recourse loans to the Partnership for the leasing costs, provided lease terms can be finalized with prospective new anchor tenants. During the quarter, management continued negotiations with tenants that may be interested in occupying a new store in the location of the anchor space that was previously occupied by Phar-Mor. The outcome of such negotiations cannot be determined at this time. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations amount retailers which have resulted in an oversupply of spaces. The lack of leasing progress at Spartan Place over the past two years and the failure to close the sale transaction referred to above, combined with these general market conditions, have led management to conclude that a near term sale of Spartan Place in an "as-is" condition could result in significantly less proceeds than the contracted sales price discussed above. Nonetheless, if firm commitments to lease the vacant anchor spaces at Spartan Place cannot be obtained in the near term, management may conclude that a sale of the property in an "as is" conditon would be in the best interests of the Limited Partners.

     The wholly-owned Hacienda Plaza office and retail complex was 83% leased as of August 31, 1996, down from 86% as of August 31, 1995. As previously reported, a substantial amount of retail space and undeveloped land remains available within the same planned development area in which the property is located.
However, overall occupancy rates for the local office market improved considerably during fiscal 1996, reaching the mid-to-high 90% range. Such improvement is primarily the result of the resurgence in the growth of the high technology industries. As a result, rental rates in the Pleasanton, California office market have improved in recent months. In addition, a portion of the land in the planned development area in which Hacienda Plaza is located has been re-zoned and is being developed for residential use. Any residential development in the immediate vicinity of Hacienda Plaza would reduce the amount of developable land available for new competing office space and would increase the pedestrian traffic for the retail tenants at the Partnership's property. As a result of these conditions, operations of the Hacienda Plaza investment property have stabilized after several years of intense local office and retail market competition. At August 31, 1996, the occupancy level of the office portion of the property stood at 81% while the retail portion of the property was 85% occupied. Subsequent to the end of the fiscal year, the property's leasing team was successful in renewing the lease with Hacienda Plaza's second largest retail tenant, Community First National Bank, for a term of 3 years. The property's leasing team is currently engaged in preliminary lease negotiations with an existing office tenant that would expand into approximately 6,000 square feet of available space. As a result of the improving market conditions, the remaining available office space is expected to be leased at higher rental rates. During the quarter, the property management team replaced components of the office window systems and also made landscape improvements near the property entrance in order to make the property more attractive to retail customers and to potential retail and office tenants. The Managing General Partner expects to continue to make selective capital improvements aimed at enhancing marketing and leasing efforts until market conditions favorable to a sale of the property can be achieved.

     Occupancy at the Park South Apartments in Charlotte, North Carolina, was 94% for the quarter ended August 31, 1996. Operations of the property continue to fully support the debt service and ground lease payments owed to the Partnership in addition to providing a small amount of supplemental rent under the terms of the ground lease. Over the past year, more than 3,900 new apartment units have been added to the overall Charlotte market. Approximately 1,500 of these new units are in southeast Charlotte, where Park South is located, and 708 of these new units are in Park South's submarket. In addition, a new rental community is under construction within one mile of Park South which will include 400 rental units, a retail center and a movie theater. This property's pre-leasing program began in late August. In order to remain competitive with these new units, Park South currently offers reduced rental rates and/or discounted move-in rates to prospective tenants. As an incentive to renew leases, current tenants are offered minimal increases at the expiration of their leases. The use of rental concessions and renewal incentives is expected to continue during fiscal 1997. Park South's capital improvement program continues to progress in line with the owner's budget. In addition to replacing carpeting, vinyl flooring, appliances and heating and air conditioning units on an as-needed basis, renovations to the clubhouse, including the addition of a fitness room and business center, are underway and were 60% completed as of August 31, 1996.

    At August 31, 1996, the Partnership had available cash and cash equivalents of $2,637,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership, distributions to the partners and, if necessary, for leasing costs related to the Spartan Place and Hacienda Plaza properties. The source of future liquidity and distributions to the partners is expected to be from the operations and future sale of the two wholly-owned investment properties, mortgage interest and land rent payments from the Partnership's mortgage loan and ground lease investments, interest income on the Partnership's cash reserves, the repayment of the mortgage loan receivable and the sale of the underlying parcel of land. In addition, as discussed further above, the Partnership may obtain certain secured borrowings to finance the potential leasing costs to be incurred at the Spartan Place property.

Results of Operations
1996 Compared to 1995

     The Partnership had a net loss of $711,000 for the year ended August 31, 1996, as compared to a net loss of $713,000 for the prior fiscal year. A decrease in the Partnership's operating loss was offset by a decrease in income from investment properties held for sale in fiscal 1996 and kept net operating results comparable to the prior year. In both years, the Partnership recognized a provision for possible investment loss of $1,000,000 to reduce the carrying value of the Partnership's investment in Spartan Place to management's estimate of fair value as of August 31, 1996 and 1995. The value decline during fiscal 1995 was mainly the result of the Phar-Mor lease termination discussed further above. The lack of leasing progress during fiscal 1996 and the general market factors affecting retail properties across the country, as discussed further above, contributed to an additional decline in estimated fair value which was recognized in the current fiscal year.

     The Partnership's operating loss decreased by $15,000 in fiscal 1996 mainly due to a decline in general and administrative expenses of $32,000. General and administrative expenses decreased primarily as a result of a reduction in certain required professional services. A decrease of $19,000 in interest income earned on the Partnership's cash reserves partially offset the decline in general and administrative expenses for the current year. Interest income decreased due to a decrease in the average interest rates earned on the Partnership's invested cash reserves and a reduction in the average outstanding cash balances.

     The decrease of $13,000 in income from investment property held for sale during fiscal 1996 is due to a decrease of $155,000 in net income at Spartan
Place. The decrease in net income at Spartan Place resulted from a decline in rental income of $280,000. Rental income decreased mainly due to the termination of the 40,000 square foot Phar-Mor lease in July 1995 and the failure to re-lease this space during fiscal 1996. A decrease of $127,000 in operating expenses at Spartan Place partially offset the decrease in rental income. Operating expenses at Spartan Place decreased mainly due to reductions in bad debt expense of $51,000, repairs and improvements expense of $24,000 and real estate taxes of $46,000. The higher bad debt expense in the prior year is attributable to the store closings of the shopping center's two anchor tenants and the related number of smaller shop space tenants that subsequently went out of business. The decrease in net income at Spartan Place was partially offset by an increase in net income of $142,000 at Hacienda Plaza. The increase in net income at Hacienda Plaza was mainly due to a decrease in operating expenses of $184,000. Operating expenses decreased because during the prior year the property experienced a fair amount of tenant turnover, downsizing and re-locating. Such leasing activity resulted in increased bad debt expense in the prior year from tenants who vacated the property and expenditures on tenant improvements to re-lease the vacated space. In addition, a number of capital improvement projects were completed during the prior year at Hacienda Plaza. Under the Partnership's accounting policy with respect to assets held for sale, capital and tenant improvement costs and leasing commissions are expensed as incurred. A decrease in revenues at Hacienda Plaza of $42,000 partially offset the decrease in operating expenses. The decrease in revenues was mainly due to the decline in the average occupancy from 87% during fiscal 1995 to 84% in fiscal 1996.

1995 Compared to 1994

     The Partnership's net loss increased by $99,000 in fiscal 1995, when compared to the prior year. The primary reason for this increase was a decline in income from investment properties held for sale of $407,000. Income from investment properties held for sale decreased mainly due to an increase in real estate tax expense at Spartan Place and significant capital improvement and leasing costs incurred at Hacienda Plaza. Real estate taxes increased by $86,000 at Spartan Place. At Hacienda Plaza, despite ending fiscal 1995 at the same 86% leasing level that existed at August 31, 1994, the property experienced a fair amount of tenant turnover, downsizing and relocation during the year. Such leasing activity resulted in increased bad debt expense from tenants who vacated the property and expenditures on tenant improvements and leasing commissions to re-lease the vacated space. In addition, certain capital improvement projects were completed during the year at Hacienda Plaza. As noted above, under the Partnership's accounting policy with respect to assets held for sale, capital and tenant improvement costs and leasing commissions are expensed as incurred. An overall increase in rental revenues at Hacienda Plaza offset the decrease in rental income at Spartan Place which resulted from the decrease in occupancy during fiscal 1995, as discussed further above.

     The decrease in income from investment properties held for sale was partially offset by a decrease in the provision for possible investment loss in fiscal 1995. The provision for possible investment loss decreased by $300,000 in fiscal 1995. The fiscal 1995 provision of $1 million represents an adjustment to reduce the carrying value of the investment in Spartan Place to management's estimate of fair value at August 31, 1995. The value decline during fiscal 1995 was primarily the result of the Phar-Mor lease termination discussed further above. No adjustment was made to the carrying value of the Hacienda Plaza investment for fiscal 1995. In fiscal 1994, the Partnership recorded an additional provision of $400,000 related to the Hacienda Plaza property, along with a $900,000 adjustment to the carrying value of the Spartan Place Shopping Center, to reflect additional declines in management's estimates of the fair values of the investment properties. In addition to the decrease in the provision for possible investment loss, the Partnership's operating loss decreased by $8,000 in fiscal 1995. Operating loss decreased due to an increase in interest income of $47,000, which resulted from an increase in interest rates earned on cash and cash equivalents when compared to the prior year, and an increase in land rent revenue from the Park South Apartments of $6,000. The increases in interest income and land rent revenue were partially offset by an increase in general and administrative expenses of $44,000 primarily due to an increase in professional fees.

1994 Compared to 1993

     The Partnership reported a net loss of $614,000 for the year ended August 31, 1994, as compared to a net loss of $215,000 in the prior fiscal year. This unfavorable change in the Partnership's operating results was primarily due to an increase in the provision for possible investment loss during fiscal 1994. The provision for possible investment loss increased by $400,000, from $900,000 in fiscal 1993 to $1,300,000 in fiscal 1994. The fiscal 1993 provision represented an adjustment to reduce the carrying value of the investment in Hacienda Plaza to management's estimate of fair value as of August 31, 1993. In fiscal 1994, the Partnership recorded an additional provision of $400,000 related to the Hacienda Plaza property, along with a $900,000 adjustment to the carrying value of the Spartan Place Shopping Center, to reflect additional declines in management's estimates of the fair values of the investment properties. The unfavorable change in the Partnership's operations could also be partly attributed to an increase of $48,000 in the Partnership's operating loss, which was offset by an increase in income from the operations of investment properties held for sale. The primary reason for the increase in the Partnership's operating loss was a partial recovery of $81,000 recorded in fiscal 1993 on the Ballston Place note receivable which had been fully reserved for in fiscal 1992. Income from investment properties held for sale, which represents the combined net operating income of the Hacienda Plaza and Spartan Place properties, increased by $49,000 in fiscal 1994 mainly due to decreases in all expense categories, most notably real estate taxes. Real estate tax expense declined during fiscal 1994 due to an increase in real estate tax reimbursements at the Spartan Place Shopping Center. The favorable change in expenses at Spartan Place and Hacienda Plaza was offset by a decrease in rental revenues at Hacienda Plaza. The decrease in Hacienda Plaza's rental income was due to a decrease in occupancy during the first half of fiscal 1994.

Inflation

     The Partnership completed its tenth full year of operations in fiscal 1996 and the effects of inflation and changes in prices on the Partnership's revenues and expenses to date have not been significant.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                 Date elected
  Name                         Office                   Age      to Office
  ----                         ------                   ---      ---------

Bruce J. Rubin         President and Director            37        8/22/96
Terrence E. Fancher    Director                          43       10/10/96
Walter V. Arnold       Senior Vice President and
                         Chief Financial Officer         49       10/29/85
James A. Snyder        Senior Vice President             51         7/6/92
David F. Brooks        First Vice President and
                         Assistant Treasurer             54        8/27/85 *
Timothy J. Medlock     Vice President and Treasurer      35         6/1/88
Thomas W. Boland       Vice President                    34        12/1/91
Dorothy F. Haughey     Secretary                         70        8/27/85 *

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

    (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which PaineWebber Properties Incorporated ("PWPI") serves as the Adviser. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:

    Bruce J. Rubin is President and Director of the Managing General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

      Terrence E. Fancher was appointed a Director of the Managing General Partner in October 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

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

    James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

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

    Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended August 31, 1996, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

    The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

    The Partnership is required to pay certain fees to the Adviser and the General Partners are entitled to receive a share of cash distributions and a share of profits and losses. These items are described in Item 13.

    The Partnership has paid cash distributions to the Unitholders on a quarterly basis at rates ranging from 1% to 3% per annum on remaining invested capital over the past five years. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

    The Adviser has been contracted to perform specific management responsibilities; to administer day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a base management fee of 1/2 of 1% of the gross proceeds of the offering, in addition to the asset management fee described above, for these services. The Adviser earned base and asset management fees totalling $136,000 for the year ended August 31, 1996. In accordance with the Partnership Agreement, management fees payable in respect to any fiscal year ending prior to December 1, 1987 were to be deferred to the extent that cash distributions were insufficient to provide a 9% non-cumulative annual return to the limited partners in respect to such fiscal year. Any portion of the management fees so deferred ($245,000 at August 31, 1996) are to be paid (without interest) from cash distributions in any succeeding fiscal year after the limited partners have received a 9% annual return for that fiscal year or from Residual Proceeds, as defined.

    The Managing General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

    An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended August 31, 1996 is $127,000, representing reimbursements to this affiliate for providing such services to the Partnership.

   The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $10,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

    (b) No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.

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

                          PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.


                            By:  Fifth Mortgage Partners, Inc.
                                Managing General Partner


                            By: /s/ Bruce J. Rubin
                                Bruce J. Rubin
                                President and Chief Executive Officer



                            By:  /s/ Walter V. Arnold
                                 Walter V. Arnold
                                 Senior Vice President and
                                 Chief Financial Officer



                            By:  /s/ Thomas W. Boland
                                 Thomas W. Boland
                                 Vice President

Dated:  November 27, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.



By:/s/ Bruce J. Rubin                           Date: November 27, 1996
   --------------------                               -----------------
   Bruce J. Rubin
   Director




By:/s/ Terrence E. Fancher                      Date: November 27, 1996
   ------------------------                           -----------------
   Terrence E. Fancher
   Director


                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

                   PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                              INDEX TO EXHIBITS


                                                       Page Number in the Report
Exhibit No.  Description of Document                   or Other Reference
----------- ------------------------                   ------------------

(3) and (4) Prospectus of the Registrant               Filed  with  the Commission
            dated December 3, 1985, supplemented,      pursuant to Rule 424(c)
            with particular reference to the           and incorporated  herein by
            Restated Certificate and Agreement         reference.
            Limited Partnership.


(10)        Material contracts previously filed as     Filed  with  the Commission
            exhibits to registration statements and    pursuant  to Section 13or 15(d)
            amendments thereto of the registrant       of the Securities Exchange Act
            together with all such contracts filed     of 1934 and incorporated
            as exhibits of previously filed Forms      herein by reference.
            8-K and Forms 10-K are hereby
            incorporated herein by reference.


(13)        Annual Reports to Limited Partners         No  Annual Report for the year
                                                       ended  August 31, 1996 has been
                                                       sent  to  the Limited Partners.  An
                                                       Annual  Report will  besent to the
                                                       Limited Partners subsequent to
                                                       this filing.


(27)        Financial Data Schedule                    Filed  as  last  page of EDGAR
                                                       submission following the Financial
                                                       Statements  and Financial
                                                       Statement Schedule required by
                                                       Item 14.

                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a)(1) and (2) and 14(d)

                   PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                       Reference

PaineWebber Mortgage Partners Five, L.P.:

   Report of independent auditors                                        F-2

   Balance sheets as of August 31, 1996 and 1995                         F-3

   Statements of operations for the years ended August 31, 1996,
      1995 and 1994                                                      F-4

   Statements of changes in partners' capital (deficit) for the years
       ended August 31, 1996, 1995 and 1994                              F-5

   Statements of cash flows for the years ended August 31, 1996,
       1995 and 1994                                                     F-6

   Notes to financial statements                                         F-7

   Financial Statement Schedules:

     Schedule III - Real Estate Owned                                   F-14
     Schedule IV - Investments in Mortgage Loans on Real Estate         F-15


Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS




The Partners of
PaineWebber Mortgage Partners Five, L.P.:

      We have audited the accompanying balance sheets of PaineWebber Mortgage Partners Five, L.P. as of August 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended August 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber Mortgage Partners Five, L.P. at August 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                      /s/ ERNST & YOUNG LLP
                                                      ERNST & YOUNG LLP




Boston, Massachusetts
November 27, 1996

                   PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                                BALANCE SHEETS
                           August 31, 1996 and 1995
                     (In thousands, except per Unit data)

                                    ASSETS

                                                       1996           1995
                                                       ----           ----
Real estate investments:
    Investment properties held for sale, net
     of allowance for possible investment
     loss of $7,140 ($6,140 in 1995)                 $ 8,900         $ 9,900
    Land                                                 230             230
    Mortgage loan receivable                           1,270           1,270
                                                     -------         -------
                                                      10,400          11,400

Cash and cash equivalents                              2,637           2,692
Interest and land rent receivable                         10              10
Accounts receivable                                       87              26
Prepaid expenses                                          27              17
Deferred expenses, net of accumulated
   amortization of $38 ($33 in 1995)                      25              30
                                                     -------         -------
                                                     $13,186         $14,175
                                                     =======         =======

                       LIABILITIES AND PARTNERS' CAPITAL


Accounts payable - affiliates                       $     33         $    33
Accounts payable and accrued expenses                    307             192
Tenant security deposits                                  85              79
Deferred management fees                                 245             245
                                                    --------         -------
             Total liabilities                           670             549

Partners' capital:
   General Partners:
   Capital contributions                                   1               1
   Cumulative net income                                  83              90
   Cumulative cash distributions                        (185)           (181)
   Limited Partners ($50 per Unit, 776,988
      Units issued and outstanding):
    Capital contributions, net of offering costs      34,968          34,968
    Cumulative net income                              4,181           4,885
    Cumulative cash distributions                    (26,532)        (26,137)
                                                    --------         -------
             Total partners' capital                  12,516          13,626
                                                    --------         -------
                                                    $ 13,186         $14,175
                                                    ========         =======








                            See accompanying notes.

                   PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                           STATEMENTS OF OPERATIONS
              For the years ended August 31, 1996, 1995 and 1994
                     (In thousands, except per Unit data)

                                              1996        1995        1994
                                              ----        ----        ----
Revenues:
   Interest from mortgage loan            $    114     $   114     $   114
   Land rent                                    34          35          29
   Other interest income                       132         151         104
                                          --------     -------     -------
                                               280         300         247

Expenses:
   Management fees                             136         139         138
   General and administrative                  317         349         305
   Amortization of deferred expenses             5           5           5
                                          --------     -------     -------
                                               458         493         448
                                          --------     -------     -------

Operating loss                                (178)       (193)       (201)

Investment properties held for sale:
   Provision for possible investment loss   (1,000)     (1,000)     (1,300)
   Income from investment
       properties held for sale, net           467         480         887
                                          --------     -------     -------
                                              (533)       (520)       (413)
                                          --------     -------     -------

Net loss                                  $   (711)   $   (713)    $  (614)
                                          ========    ========     =======

Net loss per Limited
  Partnership Unit                         $ (0.91)    $ (0.91)   $  (0.78)
                                           =======     =======    =========

Cash distributions per Limited
  Partnership Unit                         $  0.51     $  0.99   $    0.86
                                           =======     =======   =========

   The above net loss and cash distributions per Limited Partnership Unit are based upon the 776,988 Units of Limited Partnership Interest outstanding during each year.
















                           See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the years ended August 31, 1996, 1995 and 1994
                                 (In thousands)

                                     General      Limited
                                     Partners     Partners         Total
                                     --------     --------         -----

Balance at August 31, 1993          $   (62)     $ 16,474         $ 16,412

Net loss                                 (6)         (608)            (614)

Cash distributions                       (7)         (672)            (679)
                                    --------     ---------        ---------

Balance at August 31, 1994              (75)       15,194           15,119

Net loss                                 (7)         (706)            (713)

Cash distributions                       (8)         (772)            (780)
                                   ---------     ---------        ---------

Balance at August 31, 1995              (90)       13,716           13,626

Net loss                                 (7)         (704)            (711)

Cash distributions                       (4)         (395)            (399)
                                   --------     ---------         --------

Balance at August 31, 1996         $   (101)    $  12,617         $ 12,516
                                   ========     =========         ========


























                           See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                             1996        1995            1994
                                             ----        ----            ----
Cash flows from operating activities:
  Net loss                                $   (711)   $    (713)     $   (614)
  Adjustments  to  reconcile   net
    loss  to  net  cash  provided
    by  operating activities:
   Provision for possible investment loss   1,000         1,000         1,300
   Amortization of deferred expenses            5             5             5
   Changes in assets and liabilities:
     Accounts receivable                      (61)           62             1
     Prepaid expenses                         (10)            7            (1)
     Accounts payable - affiliates              -             -           (28)
     Accounts payable and accrued
       expenses                               115            60           (68)
     Tenant security deposits                   6            16             3
                                         --------     ---------      --------
       Total adjustments                    1,055         1,150         1,212
                                         --------     ---------      --------
       Net cash provided by
          operating activities                344           437           598

Cash flows from financing activities:
   Distributions to partners                 (399)         (780)         (679)
                                        ---------     ---------      --------

Net decrease in cash and
  cash equivalents                            (55)         (343)          (81)

Cash and cash equivalents,
  beginning of year                         2,692         3,035         3,116
                                        ---------      --------     ---------

Cash and cash equivalents, end of year   $  2,637       $ 2,692      $  3,035
                                         ========       =======      ========






















                           See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                          NOTES TO FINANCIAL STATEMENTS





1.  Organization and Nature of Operations

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

      The Partnership originally owned land and made first mortgage loans secured by buildings with respect to four operating properties. The Partnership's investments related to one of the properties were sold in fiscal 1990. As of August 31, 1996, the Partnership owns two operating properties directly as a result of foreclosure actions resulting from defaults under the terms of the mortgage loans receivable and has one remaining loan receivable and land investment. See Notes 4 and 5 for a further discussion of the Partnership's outstanding real estate investments.

2.  Use of Estimates and Summary of Significant Accounting Policies

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended August 31, 1996. Actual results could differ from the estimates and assumptions used.

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

      The Partnership's investments in land subject to a ground lease is carried at the lower of cost or net realizable value. The net realizable value of a real estate investment held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value. The Partnership's land investment was not held for sale as of August 31, 1996 or 1995. The Partnership has reviewed FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

      The Partnership's mortgage loan receivable is carried at the lower of cost or fair value. The Partnership's policy is to provide for any valuation allowances for its mortgage loan investment on a specific identification basis, principally by evaluating the market value of the underlying collateral since the loan is collateral dependent.

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

      The mortgage loan receivable, cash and cash equivalents, interest and land rent receivable, accounts receivable, accounts payable - affiliates and accounts payable and accrued expenses appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." With the exception of the mortgage loan receivable, the carrying amount of these assets and liabilities approximates their fair value as of August 31, 1996 due to the short-term maturities of these instruments. Information regarding the fair value of the Partnership's mortgage loan receivable is provided in Note 4. The fair value of the mortgage loan receivable is estimated using discounted cash flow analysis and further considers an independent appraisal of the underlying collateral property. Such appraisal makes use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis.

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

      Distributable Cash, as defined, of the Partnership will be distributed 98% to the Limited Partners, 1% to the General Partners and 1% to the Adviser as an asset management fee. Residual proceeds resulting from disposition of Partnership investments will generally be distributed 95% to the Limited Partners, 3.99% to the Adviser as an asset management fee and 1.01% to the General Partners after the prior receipt by the Limited Partners of their original capital contributions and a cumulative annual return of 10%, as set forth in the Amended Partnership Agreement.

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

      The Adviser has been contracted to perform specific management responsibilities; to administer day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a base management fee of 1/2 of 1% of the gross proceeds of the offering, in addition to the asset management fee described above, for these services. The Adviser earned base and asset management fees totalling $136,000, $139,000 and $138,000 for the years ended August 31, 1996, 1995 and 1994, respectively. Accounts payable - affiliates at both August 31, 1996 and 1995 includes $33,000 of management fees payable to PWPI. In accordance with the Partnership Agreement, management fees payable in respect to any fiscal year ending prior to December 1, 1987 were to be deferred to the extent that cash distributions were insufficient to provide a 9% non-cumulative annual return to the limited partners in respect to such fiscal year. Any portion of the management fees so deferred ($245,000 at August 31, 1996 and 1995) are to be paid (without interest) from cash distributions in any succeeding fiscal year after the limited partners have received a 9% annual return for that fiscal year or from Residual Proceeds, as defined.

      The Managing General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

      Included in general and administrative expenses for the years ended August 31, 1996, 1995 and 1994 is $127,000, $157,000 and $139,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $10,000, $5,000, and $9,000 for the years ended August 31, 1996, 1995 and 1994, respectively, (included in general and administrative expenses) for managing the Partnership's cash assets.

4.  Mortgage Loan and Land Investments

      The following first mortgage loan was outstanding at August 31, 1996 and 1995 (in thousands):

                                                                   Date of Loan
      Property            Amount of Loan         Interest Rate     and Maturity
      --------         -------------------       -------------     ------------
                       1996           1995
                       ----           ----

     Park South       $ 1,270       $ 1,270         9.00%          12/29/88
     Charlotte, NC                                                 12/28/01

      The loan is secured by a first mortgage on the Park South Apartments property, the owner's leasehold interest in the land and an assignment of all tenant leases. Interest is payable monthly and the principal is due at maturity. The fair value of the Park South loan, which does not become prepayable until December 1997, approximates its carrying value as of August 31, 1996.

      In relation to the above-mentioned mortgage loan, the following land purchase-leaseback transaction had also been entered into as of August 31, 1996 and 1995 (in thousands):

                           Cost of Land
      Property            to the Partnership           Annual Base Rental
      --------            ------------------           ------------------
                         1996          1995
                         ----          ----

      Park South        $  230        $  230          $ 21 through 12/28/28

      The Partnership owns a 23% interest in the land underlying the Park South Apartments and has an equivalent interest in the first mortgage loan secured by the operating property. The remaining 77% interest in the land and mortgage loan receivable is owned by an affiliated partnership, Paine Webber Qualified Plan Property Fund Four, LP. The land lease has a term of 40 years. Among the provisions of the lease agreement, the Partnership is entitled to additional rent based upon gross revenues in excess of a base amount, as defined. The Partnership received $13,000, $14,000 and $8,000 of additional rent from its Park South land lease during fiscal 1996, fiscal 1995 and fiscal 1994, respectively. The lessee has the option to repurchase the land for a specified period of time beginning in December of 1997 at a price based on the fair market value, as defined, but not less than the original cost to the Partnership.

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

5.  Investment Properties Held for Sale

      At August 31, 1996 and 1995, the Partnership owned two operating investment properties directly as a result of foreclosure proceedings prompted by defaults under the terms of the first mortgage loans held by the Partnership. The balance of investment properties held for sale on the accompanying balance sheet at August 31, 1996 and 1995 is comprised of the following net carrying values (in thousands):

                                          1996              1995
                                          ----              ----

      Hacienda Plaza                    $  4,900          $  4,900
      Spartan Place Shopping Center        4,000             5,000
                                        --------          --------
                                        $  8,900          $  9,900
                                        ========          ========

      Descriptions of the transactions through which the Partnership acquired these properties and of the properties themselves are summarized below:

    Hacienda Plaza

      The Partnership assumed ownership of Hacienda Plaza on June 22, 1990. The property, which is comprised of 78,415 square feet of leasable office/retail space, was 83% leased as of August 31, 1996. The property, which is located in Pleasanton, California, had been operating below breakeven since the inception of the loan and therefore had not been generating sufficient cash flow to cover the mortgage interest and land rent payments due to the Partnership. Rather than continue to support the cash flow shortfalls to keep the mortgage loan current, the borrower agreed to transfer the property's title to the Partnership. The combined balance of the land and the mortgage loan investments at the time title was transferred was $9,789,000. The estimated fair value of the operating property at the date of foreclosure was $8,200,000. Accordingly, a write-down of $1,589,000 was recorded in fiscal 1990. During fiscal 1994, 1993, 1992 and 1991, the Partnership recorded provisions for possible investment loss of $400,000, $900,000, $562,000 and $1,438,000, respectively, to write down the net carrying value of the Hacienda Plaza investment property to reflect additional declines in its estimated fair value, net of selling expenses. The net carrying value of the investment property as of both August 31, 1996 and 1995 was $4,900,000, after a valuation allowance of $3,300,000.

    Spartan Place Shopping Center

      The Partnership assumed ownership of the Spartan Place Shopping Center, in Spartanburg, South Carolina, on February 12, 1991. The property, which consists of 151,489 square feet of leasable retail space, was 36% leased as of August 31, 1996. Rather than continue to support the cash shortfalls between the cash flow from property operations and required debt service to keep the mortgage loan current, the borrower agreed to transfer the title to the property to the Partnership in fiscal 1991. The combined balance of the land and the mortgage loan investment at the time title was transferred, including the unamortized balance of deferred costs associated with the original acquisition of the Spartan Place investments, was $8,419,000. Management estimated that the fair value of the property, net of selling expenses, at the time of the foreclosure was $7,840,000. Accordingly, a loss of $579,000 was recorded in fiscal 1991 to adjust the carrying value to this estimate and the investment was reclassified to investment properties held for sale. During fiscal 1996, 1995, 1994 and 1992, the Partnership recorded provisions for possible investment loss of $1,000,000, $1,000,000, $900,000 and $940,000, respectively, to write down the net carrying value of the Spartan Place investment property to reflect additional declines in its estimated fair value, net of selling expenses. The net carrying value of the investment property was $4,000,000 and $5,000,000 as of August 31, 1996 and 1995, respectively. Such carrying values are net of valuation allowances of $3,840,000 and $2,840,000, respectively.

      During fiscal 1996, the Partnership entered into a preliminary agreement to sell the Spartan Place property to a third party. Subsequent to the buyer's due diligence period, the offer was withdrawn. Subsequent to the termination of this sales contract, the Partnership has remarketed the property to other interested parties while at the same time examining potential financing strategies for the capital and tenant improvement costs to be incurred should the Partnership decide to hold the property through this re-leasing period. The property, as noted above, has a substantial amount of vacant space. Funds for such re-leasing costs would be provided from a combination of Partnership cash reserves and secured borrowings.

      The Partnership recognizes income from the investment properties held for sale in the amount of the excess of the properties' gross revenues over property operating expenses (including capital improvement expenses and leasing commissions), taxes, insurance and other expenses. Combined summarized operating results for Hacienda Plaza and Spartan Place for the years ended August 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                 1996       1995       1994
                                                 ----       ----       ----
    Revenues:
        Rental income and
          expense reimbursements             $  1,558    $  1,914     $ 1,866
        Other income                               44          12           8
                                             --------    --------     -------
                                                1,602       1,926       1,874

    Expenses:
        Property operating expenses               403         812         580
        Property taxes and insurance              322         367         316
        Administrative and other expenses         410         267          91
                                            ---------   ---------   ---------
                                                1,135       1,446         987
                                            ---------  ----------    --------
    Income from investment
       properties held for sale, net        $     467 $       480    $    887
                                            ========= ===========    ========

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

    Year ending August 31,         Amount
    ----------------------         ------


         1997                     $  1,145
         1998                          991
         1999                          893
         2000                          831
         2001                          667
         Thereafter                  4,755
                                 ---------
                                 $   9,282
                                 =========

7.  Contingencies

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fifth Mortgage Partners, Inc. and Properties
    Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Mortgage Partners Five, L.P., PaineWebber, Fifth Mortgage Partners, Inc. and PA1985
    (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Mortgage Partners Five, L.P., also alleged that following the sale of the partnership interests, PaineWebber, Fifth Mortgage Partners, Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Fifth Mortgage Partners, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation hearings are scheduled to be held in December 1996. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

8.  Subsequent Event

      On October 15, 1996, the Partnership distributed $1,000 to the General Partners, $132,000 to the Limited Partners, and $1,000 to the Adviser as asset management fees for the quarter ended August 31, 1996.



Schedule III - Real Estate Owned
                         PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
                                     August 31, 1996
                                      (In thousands)

                                       Gross Amount at
                    Cost of            Which Carried     Date of
                    Investment to      at Close of       Original       Size of
  Description       Partnership (A)    Period  (A)       Investment   Investment
  -----------       ---------------    -----------       ----------   ----------

Retail and Office
 Complex
Pleasanton, CA        $ 9,789         $ 8,200 (1)        8/15/86       78,415
                                                                       rentable
                                                                       square feet on
                                                                       6.3 acres of
                                                                       land
Shopping Center
Spartanburg, SC        8,250            7,840 (2)        4/28/88       151,489
                                                                       square feet
                                                                       on 13.9 acres
Land underlying
apartment complex (B)
Charlotte, NC            230             230            12/29/88      19 acres
                     -------         -------
                     $18,269         $16,270
                     =======         =======

Notes:
    (A) These amounts represent the original cost of each investment and the gross amount at which these investments are carried on the balance sheet at August 31, 1996. The aggregate cost for federal income tax purposes at August 31, 1996 is approximately $17,307,000.

    (B) A senior mortgage on the apartment property in North Carolina is held by PaineWebber Mortgage Partners Five, L.P. See Schedule IV.

    (C) Reconciliation of real estate owned:
                                            1996       1995         1994
                                            ----       ----         ----
      Balance at beginning of year          $16,270  $16,270      $16,270
      Additions during the year                -          -             -
                                            -------  -------      -------
      Balance at end of year                $16,270  $16,270      $16,270
                                            =======  =======      =======

    (1) The Partnership assumed ownership of Hacienda Plaza, in Pleasanton, California, on June 22, 1990 as the result of foreclosure proceedings. The cost of the land and balance of the mortgage loan at the time title was transferred was $9,789,000. The Partnership recorded a $1,589,000 write-down to reflect the estimate of the property's fair value at the time of the foreclosure. During fiscal 1994, 1993, 1992 and 1991, the Partnership recorded provisions for possible investment loss of $400,000, $900,000, $562,000 and $1,438,000, respectively, to provide for further declines in the estimated fair value, net of selling expenses, of the Hacienda Plaza investment property. The net carrying value of the investment on the Partnership's balance sheet at August 31, 1996 amounted to $4,900,000. See Note 5 to the financial statements for a further discussion.

    (2) The Partnership assumed ownership of the Spartan Place Shopping Center, in Spartanburg, South Carolina, on February 12, 1991 as a result of foreclosure proceedings. The cost of the land ($1,600,000) and the balance of the mortgage loan ($6,650,000) at the time title was transferred totalled $8,250,000. The Partnership recorded a $410,000 write-down to reflect the estimate of the property's fair value at the time of foreclosure. In fiscal 1996, 1995, 1994 and 1992, the
         Partnership recorded provisions for possible investment loss of $1,000,000, $1,000,000, $900,000 and $940,000, respectively, to reflect additional declines in the estimated fair value, net of selling expenses, of the Spartan Place property. The net carrying value of the investment on the Partnership's balance sheet at August 31, 1996 amounted to $4,000,000. See Note 5 to the financial statements for a further discussion.

Schedule IV - Investments in Mortgage Loans on Real Estate

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
                                 August 31, 1996
                                 (In thousands)
                                                                                                              Principal
                                                                                                              amount of
                                                                                                              loans subject
                                                                                                Carrying      to delinquent
                                        Final maturity   Periodic               Face amount of  amount of     principal
   Description         Interest rate    Date             payment terms          mortgage        mortgage      or interest
   -----------         -------------    --------------   -------------          --------        --------      -----------
First Mortgage Loans:

Apartment Complex      9%               December 28, 2001  Interest monthly,       $ 1,270        $ 1,270       -
Charlotte, NC                                              principal at
                                                           maturity                -------        -------
TOTALS                                                                             $ 1,270        $ 1,270
                                                                                   =======        =======



                                                1996         1995       1994
                                                ----         ----       ----

      Balance at beginning of year            $  1,270     $ 1,270     $ 1,270
      Additions during the year                      -           -           -
      Reductions during the year                     -           -           -
                                              --------     -------     -------
      Balance at end of year                  $  1,270     $ 1,270     $ 1,270
                                              ========     =======     =======
