Form 10-Q
period 1996-11-30
PAINEWEBBER MORTGAGE PARTNERS FIVE L P
filed 1997-01-14
CIK 779339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes .X     No. ____
                                     ----

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                                 BALANCE SHEETS
                November 30, 1996 and August 31, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                    November 30     August 31
                                                    -----------     ---------

Real estate investments:
    Investment properties held for sale, net         $ 8,900         $ 8,900
    Land                                                 230             230
    Mortgage loan receivable                           1,270           1,270
                                                     -------         -------
                                                      10,400          10,400

Cash and cash equivalents                              2,623           2,637
Interest and land rent receivable                         10              10
Accounts receivable                                       57              87
Prepaid expenses                                          19              27
Deferred expenses, net                                    24              25
                                                     -------         -------
                                                     $13,133         $13,186
                                                     =======         =======

                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable - affiliates                        $    33         $    33
Accounts payable and accrued expenses                    268             307
Tenant security deposits                                  84              85
Deferred management fees                                 245             245
Partners' capital                                     12,503          12,516
                                                     -------         -------
                                                     $13,133         $13,186
                                                     =======         =======





















                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                              STATEMENTS OF INCOME
        For the three months ended November 30, 1996 and 1995 (Unaudited)
                     (In thousands, except per Unit amounts)

                                                1996          1995
                                                ----          ----

Revenues:
   Interest from mortgage loan              $    29        $    29
   Land rent                                      5             12
   Other interest income                         32             35
                                            ---------      -------
                                                 66             76

Expenses:
   Management fees                               34             35
   General and administrative                    62             63
   Amortization of deferred expenses              1              1
                                            -------        -------
                                                 97             99
                                            -------        -------

Operating loss                                  (31)           (23)

Income from operations of investment
   properties held for sale, net                151            122
                                            -------        -------

Net income                                  $   120        $    99
                                            =======        =======

Net income per Limited
  Partnership Unit                            $0.15          $0.13
                                              =====          =====

Cash distributions per Limited
  Partnership Unit                            $0.17          $0.25
                                              =====          =====

   The above net income and cash distributions per Limited Partnership Unit are based upon the 776,988 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.

















                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the three months ended November 30, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                    General       Limited
                                                    Partners      Partners
                                                    --------      --------

Balance at August 31, 1995                          $  (90)        $13,716
Net income                                               1              98
Cash distributions                                      (2)           (197)
                                                    ------         -------
Balance at November 30, 1995                        $  (91)        $13,617
                                                    ======         =======

Balance at August 31, 1996                          $ (101)        $12,617
Net income                                               1             119
Cash distributions                                      (1)           (132)
                                                    ------         -------
Balance at November 30, 1996                        $ (101)        $12,604
                                                    ======         =======


































                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                            STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1996        1995
                                                            ----        ----
Cash flows from operating activities:
  Net income                                            $     120   $      99
  Adjustments to reconcile net income
    to net cash provided by operating activities:
   Amortization of deferred expenses                            1           1
   Changes in assets and liabilities:
     Accounts receivable                                       30         (15)
     Prepaid expenses                                           8           6
     Accounts payable and accrued expenses                    (39)         67
     Tenant security deposits                                  (1)          1
                                                        ---------   ---------
      Total adjustments                                        (1)         60
                                                        ---------   ---------
      Net cash provided by operating activities               119         159

Cash flows from financing activities:
  Distributions to partners                                  (133)       (199)
                                                        ---------   ---------

Net decrease in cash and cash equivalents                     (14)        (40)

Cash and cash equivalents, beginning of period              2,637       2,692
                                                        ---------   ---------

Cash and cash equivalents, end of period                $   2,623   $   2,652
                                                        =========   =========























                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
                          Notes to Financial Statements
                                   (Unaudited)


1. General
   -------

   The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended August 31, 1996. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

   The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1996 and August 31, 1996 and revenues and expenses for the three months ended November 30, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

2. Mortgage Loan and Land Investments
   -----------------------------------

   The following first mortgage loan was outstanding at November 30, 1996 and August 31, 1996 (in thousands):

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

   The fair value of the Park South loan, which does not become prepayable until December 1997, has been estimated using discounted cash flow analysis and approximated the loan's carrying value as of November 30, 1996.

   In addition to the above mortgage loan, the following land purchase-leaseback transaction had also been entered into as of November 30, 1996 and August 31, 1996 (in thousands):

                                Cost of Land
          Property              to the Partnership          Annual Base Rent
          --------              ------------------          ----------------

     Park South Apartments       $  230                    $21 through 12/28/28

   The land lease has a term of 40 years. Among the provisions of the lease agreement, the Partnership is entitled to additional rent based upon gross revenues in excess of a base amount, as defined. The Partnership received additional rent of $7,000 during the three-month period ended November 30, 1995. No additional rent was received during the quarter ended November 30, 1996. The lessee has the option to repurchase the land for a specified period of time beginning in December of 1997 at a price based on the fair market value, as defined, but not less than the original cost to the Partnership.

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

3. Investment Properties Held for Sale
   -----------------------------------

    At November 30, 1996 and August 31, 1996, the Partnership owned two operating investment properties directly as a result of foreclosure proceedings prompted by defaults under the terms of first mortgage loans held by the Partnership. Descriptions of the transactions through which the Partnership acquired these properties and of the properties themselves are summarized below:

    Hacienda Plaza
    --------------

         The Partnership assumed ownership of Hacienda Plaza on June 22, 1990. The property, which is comprised of 78,415 square feet of leasable office and retail space in Pleasanton, California, was 84% leased as of November 30, 1996. The combined balance of the land and the mortgage loan investments at the time title was transferred to the Partnership was $9,789,000. The estimated fair value of the operating property at the date of foreclosure was $8,200,000. Accordingly, a write-down of $1,589,000 was recorded in fiscal 1990. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $3,300,000 to write down the net carrying value of the Hacienda Plaza investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of the Hacienda Plaza investment property at both November 30, 1996 and August 31, 1996 is $4,900,000.

    Spartan Place Shopping Center
    -----------------------------

         The Partnership assumed ownership of the Spartan Place Shopping Center, in Spartanburg, South Carolina, on February 12, 1991. The property, which consists of 151,489 square feet of leasable retail space, was 35% occupied as of November 30, 1996. Rather than continue to support the cash shortfalls between the cash flow from property operations and required debt service to keep the mortgage loan current, the borrower agreed to transfer the title to the property to the Partnership in fiscal 1991. The combined balance of the land and the mortgage loan investment at the time title was transferred, including the unamortized balance of deferred costs associated with the original acquisition of the Spartan Place investments, was $8,419,000. Management estimated that the fair value of the property, net of selling expenses, at the time of the foreclosure was $7,840,000. Accordingly, a loss of $579,000 was recorded in fiscal 1991 to adjust the carrying value to this estimate and the investment was reclassified to investment properties held for sale. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $3,840,000 to write down the net carrying value of the Spartan Place investment property to reflect additional declines in its estimated fair value, net of selling expenses. The net carrying value of the investment property was $4,000,000 as of November 30, 1996 and August 31, 1996.

         During fiscal 1996, the Partnership entered into a preliminary agreement to sell the Spartan Place property to a third party. Subsequent to the buyer's due diligence period, however, the offer was withdrawn. Subsequent to the termination of this sales contract, the Partnership has remarketed the property to other interested parties while at the same time examining potential financing strategies for the capital and tenant improvement costs to be incurred should the Partnership decide to hold the property through the required re-leasing period. The property, as noted above, has a substantial amount of vacant space. Funds for such re-leasing costs would be provided from a combination of Partnership cash reserves and secured borrowings.

    The Partnership recognizes income from its investment properties held for sale in the amount of the excess of the properties' gross revenues over the sum of property operating expenses (including capital improvement expenses and leasing commissions), taxes and insurance. Combined summarized operating results for Hacienda Plaza and Spartan Place for the three-month periods ended November 30, 1996 and 1995 are as follows (in thousands):

                                                1996          1995
                                                ----          ----

     Revenues:
      Rental income and
        expense reimbursements                $   394         $  378
      Other income                                  2              3
                                              -------         ------
                                                  396            381

     Expenses:
      Property operating expenses                 161            203
      Property taxes and insurance                 84             56
                                             --------       --------
                                                  245            259
                                             --------       --------
     Income from operations of
       investment properties held
       for  sale, net                        $    151       $    122
                                             ========       ========

4. Related Party Transactions
   --------------------------

   The Adviser earned basic management fees of $34,000 and $35,000 for the three-month periods ended November 30, 1996 and 1995, respectively. Accounts payable - affiliates at both November 30, 1996 and August 31, 1996 consists of management fees of $33,000 payable to the Adviser.

   Included in general and administrative expenses for the three months ended November 30, 1996 and 1995 is $36,000 and $33,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the three months ended November 30, 1996 and 1995 is $3,000 and $5,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

5. Contingencies
   -------------

   As discussed in more detail in the Annual Report, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner cannot estimate the impact, if any, of these matters on the Partnership's financial statements, taken as a whole.

                  PAINEWEBBER MORTGAGE PARTNERS FIVE, L. P.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

     The Spartan Place Shopping Center, in Spartanburg, South Carolina, was 35% occupied as of November 30, 1996. As previously reported, Circuit City vacated one of the anchor tenant spaces at the property during the quarter ended May 31, 1995 to move to a location they believed to be better suited to their future operations. Circuit City had occupied 16,412 square feet at the Center and remains obligated to pay annual base rent of approximately $112,000, plus its pro rata share of operating expenses, through the end of its lease term, in January 2008. In addition, management of Phar-Mor, another anchor tenant, which occupied 26% of the leasable space at Spartan Place, closed its store at Spartan Place and terminated its lease in July 1995 as part of its bankruptcy reorganization plan. A number of smaller shop space tenants also either went out of business or failed to renew their leases during fiscal 1995 and 1996. Re-leasing the Circuit City and Phar-Mor spaces to high-profile, strong credit tenants will be critical to increasing shopper traffic at the center which will be necessary to retain the existing tenants and to lease the vacant shop space. However, such re-leasing plans could require a significant expansion and/or repositioning of the shopping center. Alternatively, management has considered a possible sale of the property prior to undertaking any major re-leasing commitments and potentially spending significant funds or assuming financing for capital and tenant improvements. During fiscal 1996, the Partnership entered into a preliminary agreement to sell the Spartan Place property to a third party. Subsequent to the buyer's due diligence period, however, the offer to purchase the property was withdrawn. Subsequent to the termination of this sales contract, the Partnership has remarketed the property to other interested parties while at the same time examining potential financing strategies for the capital and tenant improvement costs to be incurred should the Partnership decide to hold the property through the required re-leasing period. The Partnership has identified financing sources that would provide non-recourse loans to the Partnership for the leasing costs, provided lease terms can be finalized with prospective new anchor tenants. If firm commitments to lease the vacant anchor spaces at Spartan Place cannot be obtained in the near term, management may conclude that a sale of the property in an "as-is" condition would be in the best interests of the Limited Partners. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of certain consolidations and bankruptcies among retailers which have resulted in an oversupply of space and the generally flat rate of growth in overall retail sales. Such conditions resulted in management revising downward its estimate of the fair value of the Spartan Place property to $4,000,000 as of August 31, 1996.

     The wholly-owned Hacienda Plaza office and retail complex was 84% leased as of November 30, 1996, up from 83% as of August 31, 1996. As previously reported, a substantial amount of retail space and undeveloped land remains available within the same planned development area in which the property is located.
However, overall occupancy rates for the local office market improved considerably during fiscal 1996, reaching the mid to high-90% range. Such improvement is primarily the result of the resurgence in the growth of the high technology industries. As a result, rental rates in the Pleasanton, California office market have improved in recent months. In addition, a portion of the land in the planned development area in which Hacienda Plaza is located has been re-zoned and is being developed for residential use. Any residential development in the immediate vicinity of Hacienda Plaza would reduce the amount of developable land available for new competing office space and would increase the pedestrian traffic for the retail tenants at the Partnership's property. As a result of these conditions, operations of the Hacienda Plaza investment property have stabilized after several years of intense local office and retail market competition. At November 30, 1996, the occupancy level of the office portion of the property stood at 89% while the retail portion of the property was 78% occupied. During the current quarter, an existing office tenant expanded into approximately 6,000 square feet of available space from its previous 2,400 square feet. As a result of the improving market conditions, the remaining available office space is expected to be leased at higher rental rates than the average for the existing tenant leases. Occupancy of the retail portion of Hacienda Plaza declined during the current quarter due to the expiration of a lease covering 2,315 square feet of space. The Managing General Partner expects to continue to make selective capital improvements aimed at enhancing marketing and leasing efforts until market conditions favorable to a sale of the property can be achieved.

     Occupancy at the Park South Apartments in Charlotte, North Carolina, was 92% for the quarter ended November 30, 1996. Operations of the property continue to fully support the debt service and ground lease payments owed to the Partnership despite a recent weakening in market conditions for existing properties in the greater Charlotte area. Over the past year, more than 3,900 new apartment units have been added to the overall Charlotte market. Approximately 1,500 of these new units are in southeast Charlotte, where Park South is located, and 708 of these new units are in Park South's submarket. In addition, a new rental community is under construction within one mile of Park South which will include 400 rental units, a retail center and a movie theater. This property's pre-leasing program began in late August. In order to remain competitive with these new units, Park South currently offers reduced rental rates and/or discounted move-in rates to prospective tenants. As an incentive to renew leases, current tenants are offered minimal increases at the expiration of their leases. The use of rental concessions and renewal incentives is expected to continue throughout fiscal 1997.

    At November 30, 1996, the Partnership had available cash and cash equivalents of $2,623,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership, distributions to the partners and, if necessary, for leasing costs related to the Spartan Place and Hacienda Plaza properties. The quarterly distribution rate has been increased from 1% to 2% per annum on remaining invested capital. Distributions are expected to remain at this level until Spartan Place is either sold or its operations have been stabilized. The source of future liquidity and distributions to the partners is expected to be from the operations and future sale of the two wholly-owned investment properties, mortgage interest and land rent payments from the Partnership's mortgage loan and ground lease investments, interest income on the Partnership's cash reserves, the repayment of the mortgage loan receivable and the sale of the underlying parcel of land. In addition, as discussed further above, the Partnership may obtain certain secured borrowings to finance the potential leasing costs to be incurred at the Spartan Place property.

Results of Operations
Three Months Ended November 30, 1996
------------------------------------

      The Partnership's net income increased by $21,000 for the three months ended November 30, 1996, when compared to the same period in the prior year. The primary reason for the increase in net income is a $29,000 increase in income from operations of investment properties held for sale. Income from operations of investment properties held for sale increased due to an increase in net operating income at Hacienda Plaza of $33,000. Net operating income at Hacienda Plaza increased due to an increase in rental income and decreases in leasing commissions and repairs and maintenance expenses. The increase in net operating income at Hacienda Plaza was partially offset by a decrease in net operating income at Spartan Place of $4,000 mainly due to an increase in capital improvement expenses. The increase in income from operations of investment properties held for sale was partially offset by an increase in the Partnership's operating loss of $8,000. Operating loss increased mainly due to a decrease in land rent revenue of $7,000. Land rent revenue decreased because the Partnership did not receive any additional rent in excess of the specified base amount from Park South Apartments pursuant to the terms of the ground lease during the current three-month period.

                                     PART II
                                Other Information

Item 1. Legal Proceedings
-------------------------

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for complete resolution of such action. PaineWebber anticipates that releases and dismissals with regard to this action will be received by February 1997.

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

                             PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.


                             By:  FIFTH MORTGAGE PARTNERS, INC.
                                    Managing General Partner




                              By: /s/ Walter V. Arnold
                                  --------------------
                                  Walter V. Arnold
                                  Senior Vice President and Chief
                                  Financial Officer




Dated:  January 13, 1997