Form 10-Q
period 1997-02-28
PAINEWEBBER MORTGAGE PARTNERS FIVE L P
filed 1997-04-14
CIK 779339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X No. ____

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                                 BALANCE SHEETS
                February 28, 1997 and August 31, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                    February 28     August 31
                                                    -----------     ---------

Real estate investments:
    Investment properties held for sale, net         $ 8,900         $ 8,900
    Land                                                 230             230
    Mortgage loan receivable                           1,270           1,270
                                                     -------         -------
                                                      10,400          10,400

Cash and cash equivalents                              2,454           2,637
Interest and land rent receivable                         10              10
Accounts receivable                                       75              87
Prepaid expenses                                          11              27
Deferred expenses, net                                    23              25
                                                     -------         -------
                                                     $12,973         $13,186
                                                     =======         =======


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable - affiliates                        $    33         $    33
Accounts payable and accrued expenses                    143             307
Tenant security deposits                                  92              85
Deferred management fees                                 245             245
Partners' capital                                     12,460          12,516
                                                     -------         -------
                                                     $12,973         $13,186
                                                     =======         =======





















                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                              STATEMENTS OF INCOME
   For the three and six months ended February 28, 1997 and February 29, 1996
                                   (Unaudited)
                     (In thousands, except per Unit amounts)

                                     Three Months Ended       Six Months Ended
                                       February 28/29,         February 28/29,
                                     -----------------     --------------------
                                      1997      1996          1997      1996
                                      ----      ----          ----      ----

Revenues:
   Interest from mortgage loan      $  28     $    28       $   57    $    57
   Land rent                            6          10           11         22
   Other interest income               30          33           62         68
                                    -----     -------       ------    -------
                                       64          71          130        147

Expenses:
   Management fees                     35          34           69         69
   General and administrative          65         102          127        165
   Amortization of deferred
      expenses                          1           1            2          2
                                    -----     -------       ------    -------
                                      101         137          198        236
                                    -----     -------       ------    -------

Operating loss                        (37)        (66)         (68)       (89)

Income from operations of
   investment properties held
   for sale, net                      128        236           279        358
                                    -----     ------        ------    -------

Net income                          $  91     $  170        $  211    $   269
                                    =====     ======        ======    =======

Net income per Limited
  Partnership Unit                  $0.12      $0.21         $0.27     $ 0.34
                                    =====      =====         =====     ======

Cash distributions per Limited
  Partnership Unit                  $0.17      $0.17         $0.34     $ 0.34
                                    =====      =====         =====     ======

   The above net income and cash distributions per Limited Partnership Unit are based upon the 776,988 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.















                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
  For the six months ended February 28, 1997 and February 29, 1996 (Unaudited)
                                 (In thousands)

                                                   General         Limited
                                                   Partners        Partners
                                                   --------        --------

Balance at August 31, 1995                          $  (90)        $13,716
Net income                                               3             266
Cash distributions                                      (3)           (264)
                                                    ------         -------
Balance at February 29, 1996                        $  (90)        $13,718
                                                    ======         =======

Balance at August 31, 1996                          $ (101)        $12,617
Net income                                               2             209
Cash distributions                                      (3)           (264)
                                                    ------         -------
Balance at February 28, 1997                        $ (102)        $12,562
                                                    ======         =======


































                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                            STATEMENTS OF CASH FLOWS
  For the six months ended February 28, 1997 and February 29, 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
  Net income                                             $    211     $   269
  Adjustments to reconcile net income
    to net cash provided by operating activities:
   Amortization of deferred expenses                            2           2
   Changes in assets and liabilities:
     Accounts receivable                                       12         (88)
     Prepaid expenses                                          16           8
     Accounts payable and accrued expenses                   (164)        (55)
     Tenant security deposits                                   7           3
                                                         --------     -------
      Total adjustments                                      (127)       (130)
                                                         --------     -------
      Net cash provided by operating activities                84         139

Cash flows from financing activities:
  Distributions to partners                                  (267)       (267)
                                                         --------     -------

Net decrease in cash and cash equivalents                    (183)       (128)

Cash and cash equivalents, beginning of period              2,637       2,692
                                                         --------     -------

Cash and cash equivalents, end of period                 $  2,454     $ 2,564
                                                         ========     =======























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

   The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 28, 1997 and August 31, 1996 and revenues and expenses for the three- and six-month periods ended February 28, 1997 and February 29, 1996. Actual results could differ from the estimates and assumptions used.

2. Mortgage Loan and Land Investments

   The following first mortgage loan was outstanding at February 28, 1997 and August 31, 1996 (in thousands):

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

   The fair value of the Park South loan, which does not become prepayable until December 1997, has been estimated using discounted cash flow analysis and approximated the loan's carrying value as of February 28, 1997.

   In addition to the above mortgage loan, the following land purchase-leaseback transaction had also been entered into as of February 28, 1997 and August 31, 1996 (in thousands):

                                Cost of Land
          Property              to the Partnership        Annual Base Rent
          --------              ------------------        ----------------

     Park South Apartments          $  230                $21 through 12/28/28

   The land lease has a term of 40 years. Among the provisions of the lease agreement, the Partnership is entitled to additional rent based upon gross revenues in excess of a base amount, as defined. The Partnership received additional rent of $11,000 during the six-month period ended February 29, 1996. No additional rent was received during the six-month period ended February 28, 1997. The lessee has the option to repurchase the land for a specified period of time beginning in December of 1997 at a price based on the fair market value, as defined, but not less than the original cost to the Partnership.

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

   3. Investment Properties Held for Sale

    At February 28, 1997 and August 31, 1996, the Partnership owned two operating investment properties directly as a result of foreclosure proceedings prompted by defaults under the terms of first mortgage loans held by the Partnership. Descriptions of the transactions through which the Partnership acquired these properties and of the properties themselves are summarized below:

    Hacienda Plaza
    --------------

    The Partnership assumed ownership of Hacienda Plaza on June 22, 1990. The property, which is comprised of 78,415 square feet of leasable office and retail space in Pleasanton, California, was 85% leased as of February 28, 1997. The combined balance of the land and the mortgage loan investments at the time title was transferred to the Partnership was $9,789,000. The estimated fair value of the operating property at the date of foreclosure was $8,200,000. Accordingly, a write-down of $1,589,000 was recorded in fiscal 1990. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $3,300,000 to write down the net carrying value of the Hacienda Plaza investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of the Hacienda Plaza investment property at both February 28, 1997 and August 31, 1996 is $4,900,000.

    Spartan Place Shopping Center
    -----------------------------

    The Partnership assumed ownership of the Spartan Place Shopping Center, in Spartanburg, South Carolina, on February 12, 1991. The property, which consists of 151,489 square feet of leasable retail space, was 33% occupied as of February 28, 1997. The combined balance of the land and the mortgage loan investment at the time title was transferred, including the unamortized balance of deferred costs associated with the original acquisition of the Spartan Place investments, was $8,419,000. Management estimated that the fair value of the property, net of selling expenses, at the time of the foreclosure was $7,840,000. Accordingly, a loss of $579,000 was recorded in fiscal 1991 to adjust the carrying value to this estimate and the investment was reclassified to investment properties held for sale. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $3,840,000 to write down the net carrying value of the Spartan Place investment property to reflect additional declines in its estimated fair value, net of selling expenses. The net carrying value of the investment property was $4,000,000 at both February 28, 1997 and August 31, 1996.

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

    The Partnership recognizes income from its investment properties held for sale in the amount of the excess of the properties' gross revenues over the sum of property operating expenses (including capital improvement expenses and leasing commissions), taxes and insurance. Combined summarized operating results for Hacienda Plaza and Spartan Place for the three- and six-month periods ended February 28, 1997 and February 29, 1996 are as follows (in thousands):

                                    Three Months Ended       Six Months Ended
                                     February 28/29,          February 28/29,
                                    -----------------      -------------------
                                     1997      1996          1997        1996
                                     ----      ----          ----        ----

     Revenues:
      Rental income and
        expense reimbursements     $   423   $  441         $  817      $ 819
      Other income                       4        2              6          5
                                   -------   ------         ------      -----
                                       427      443            823        824

     Expenses:
      Property operating expenses      211      163            372        366
      Property taxes and insurance      88       44            172        100
                                   -------   ------         ------      -----
                                       299      207            544        466
                                   -------   ------         ------      -----
     Income from operations of
       investment properties held
       for  sale, net              $   128   $  236         $  279      $ 358
                                   =======   ======         ======      =====

   4. Related Party Transactions

   The Adviser earned basic management fees of $69,000 for both of the six-month periods ended February 28, 1997 and February 29, 1996, respectively. Accounts payable - affiliates at both February 28, 1997 and August 31, 1996 consists of management fees of $33,000 payable to the Adviser.

   Included in general and administrative expenses for the six months ended February 28, 1997 and February 29, 1996 is $71,000 and $69,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the six months ended February 28, 1997 and February 29, 1996 is $3,000 and $5,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

                  PAINEWEBBER MORTGAGE PARTNERS FIVE, L. P.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources
 -------------------------------

     The Spartan Place Shopping Center, in Spartanburg, South Carolina, was 33% occupied as of February 28, 1997, compared to 35% at the end of last quarter. This decrease was due to the loss of one of the two remaining non-anchor tenants. During the quarter, the Center's leasing team continued to focus its efforts on identifying anchor tenants for the two available anchor spaces at Spartan Place. Although there has been interest in the available spaces, to date no leases have been secured. As previously reported, Circuit City vacated one of the anchor tenant spaces at the property during the quarter ended May 31, 1995 to move to a location they believed to be better suited to their future operations. Circuit City had occupied 16,412 square feet at the Center and remains obligated to pay annual base rent of approximately $112,000, plus its pro rata share of operating expenses, through the end of its lease term in January 2008. In addition, management of Phar-Mor, another anchor tenant, which occupied 26% of the leasable space at Spartan Place, closed its store at Spartan Place and terminated its lease in July 1995 as part of its bankruptcy reorganization plan. A number of smaller shop space tenants also either went out of business or failed to renew their leases during fiscal 1995 and 1996. Re-leasing the Circuit City and Phar-Mor spaces to high-profile, strong credit tenants will be critical to increasing shopper traffic at the center which will be necessary to lease the vacant shop space. However, such re-leasing plans could require a significant expansion and/or repositioning of the shopping center. Alternatively, management has considered a possible sale of the property prior to undertaking any major re-leasing commitments and potentially spending significant funds or assuming financing for capital and tenant improvements. During fiscal 1996, the Partnership entered into a preliminary agreement to sell the Spartan Place property to a third party. Subsequent to the buyer's due diligence period, however, the offer to purchase the property was withdrawn. Subsequent to the termination of this sales contract, the Partnership has remarketed the property to other interested parties while at the same time examining potential financing strategies for the capital and tenant improvement costs to be incurred should the Partnership decide to hold the property through the required re-leasing period.

     Over the past several months, the Partnership has received preliminary inquiries from several parties interested in buying the Spartan Place property. If firm commitments to lease the vacant anchor spaces at Spartan Place cannot be obtained in the near term, management may conclude that a sale of the property in an "as-is" condition would be in the best interests of the Limited Partners. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of certain consolidations and bankruptcies among retailers which have resulted in an oversupply of space and by the generally flat rate of growth in overall retail sales. Such conditions resulted in management revising downward its estimate of the fair value of the Spartan Place property as of August 31, 1996.

     The wholly-owned Hacienda Plaza office and retail complex was 85% leased as of February 28, 1997, up from 84% as of November 30, 1996. As previously reported, overall occupancy levels for the local Pleasanton, California office market have improved considerably over the past 12-to 18- months, reaching the mid to high-90% range. Such improvement is primarily the result of the resurgence in the growth of the high technology industries. As a result, rental rates in the Pleasanton office market have improved in recent months. In addition, a significant amount of build-to-suit office and multi-family residential properties have been constructed within the past year in the planned development area in which Hacienda Park is located which has substantially reduced the amount of available land which could be developed for competing speculative office properties. As a result of these conditions, operations of the Hacienda Plaza investment property have stabilized after several years of intense local office and retail market competition. The occupancy in the retail portion of the property increased to 81% during the quarter from 78% last quarter. The increase occurred in January 1997 and was due to a new tenant that opened a beauty shop in 1,080 square feet of space. The leasing team is currently negotiating with another potential retail tenant that would occupy approximately 2,600 square feet of space. A lease with this tenant is expected to be signed during the third fiscal quarter. This prospective tenant would bring the occupancy level in the retail portion of the property to 89%. Occupancy of the office portion of the property remained at 89% as of February 28, 1997. Only one space was vacated during the quarter and it was immediately re-leased to a new tenant at a higher rental rate.

     Occupancy at the Park South Apartments in Charlotte, North Carolina, was 90% for the quarter ended February 28, 1997. Operations of the property continue to fully support the debt service and ground lease payments owed to the Partnership despite a recent weakening in market conditions for existing properties in the greater Charlotte area. Over the past year, more than 3,900 new apartment units have been added to the overall Charlotte market. Approximately 1,500 of these new units are in southeast Charlotte, where Park South is located, and 708 of these new units are in Park South's submarket. In addition, a new rental community is under construction within one mile of Park South which will include 400 rental units, a retail center and a movie theater. This property's pre-leasing program began in late August. In order to remain competitive with these new units, Park South currently offers reduced rental rates and/or discounted move-in rates to prospective tenants. As an incentive to renew leases, current tenants are offered minimal increases at the expiration of their leases. The use of rental concessions and renewal incentives is expected to continue throughout fiscal 1997.

    At February 28, 1997, the Partnership had available cash and cash equivalents of $2,454,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership, distributions to the partners and, if necessary, for leasing costs related to the Spartan Place and Hacienda Plaza properties. The Partnership's quarterly distribution rate is currently equivalent to a 2% per annum return on remaining invested capital. Distributions are expected to remain at this level until Spartan Place is either sold or its operations have been stabilized. The source of future liquidity and distributions to the partners is expected to be from the operations and future sale of the two wholly-owned investment properties, mortgage interest and land rent payments from the Partnership's mortgage loan and ground lease investments, interest income on the Partnership's cash reserves, the repayment of the mortgage loan receivable and the sale of the underlying parcel of land.

Results of Operations
Three Months Ended February 28, 1997
------------------------------------

      The Partnership's net income decreased by $79,000 for the three months ended February 28, 1997 when compared to the same period in the prior year. The reason for this decline in net income is a $108,000 decrease in income from operations of investment properties held for sale, which was partially offset by a $29,000 decrease in the Partnership's operating loss. Income from operations of investment properties held for sale decreased due to declines in net operating income at Spartan Place and Hacienda Plaza of $60,000 and $48,000, respectively, for the current three-month period. Net operating income at Spartan Place decreased mainly due to a reduction in rental income of $56,000. Rental income decreased due to a 4% decline in the average occupancy rate when compared to the same period in the prior year. In addition, expense reimbursements decreased significantly due to the decline in occupancy. Net operating income at Hacienda Plaza decreased mainly due to increases in capital expenditures and leasing commissions in the aggregate amount of $95,000. Under the Partnership's accounting policy with respect to assets held for sale, capital and tenant improvement costs and leasing commissions are expensed as incurred. The increases in capital improvements and leasing commissions were partially offset by an increase in rental revenue of $37,000 and a decrease in real estate taxes of $15,000 for the current three-month period. Rental revenue increased mainly due to an increase in average rental rates. Real estate taxes decreased due to a reduction in the property's tax assessment.

      The Partnership's operating loss decreased mainly due to a decrease mainly due to a decline in general and administrative expenses which resulted from a reduction in certain required professional services. The decrease in general and administrative expenses was partly offset by a decrease in land rent revenue of $4,000. Land rent revenue decreased because the Partnership did not receive any additional rent in excess of the specified base amount from the Park South
Apartments pursuant to the terms of the ground lease during the current three-month period.

Six Months Ended February 28, 1997
----------------------------------

      The Partnership's net income decreased by $58,000 for the six months ended February 28, 1997 when compared to the same period in the prior year. The reason for this decline in net income is a $79,000 decrease in income from operations of investment properties held for sale, which was partially offset by a $21,000 decrease in the Partnership's operating loss. Income from operations of investment properties held for sale declined due to reductions in net operating income at Spartan Place and Hacienda Plaza of $64,000 and $15,000, respectively, for the current six-month period. Net operating income at Spartan Place declined mainly due to a decrease in rental income of $52,000. Rental income decreased due to a 4% decline in the average occupancy rate when compared to the same period in the prior year. In addition, expense reimbursements decreased significantly due to the decline in occupancy. Net operating income at Hacienda Plaza decreased mainly due to an increase in capital expenditures and leasing commissions in the aggregate amount of $95,000. Under the Partnership's accounting policy with respect to assets held for sale, capital and tenant improvement costs and leasing commissions are expensed as incurred. The increase in the capital improvements expense was partially offset by an increase in rental revenue of $50,000 and a decrease in real estate taxes of $13,000. Rental revenue increased primarily due to an increase in average rental rates. Real estate taxes decreased due to a reduction in the property's tax assessment.

      The Partnership's operating loss decreased mainly due to a decline in general and administrative expenses which resulted from a reduction in certain required professional services. The decrease in general and administrative expenses was partly offset by declines in land rent revenue and other interest income of $11,000 and $5,000, respectively. Land rent revenue decreased because the Partnership did not receive any additional rent in excess of the specified base amount from the Park South Apartments pursuant to the terms of the ground lease during the current six-month period. Other interest income decreased mainly due to a decline in the average outstanding balance of the Partnership's invested cash reserves.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As previously reported, in November 1994 a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors.
In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fifth Mortgage Partners, Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the settlement was held in December 1996, and in March 1997 the court issued a final approval of the settlement.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provides for the complete resolution of such action. Final releases and dismissals with regard to this action are expected to be received in April 1997.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for the amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners believe that the resolution of these matters will not have a material impact on the Partnership's financial statements, taken as a whole.


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




Dated:  April 14, 1997