Form 10-Q
period 1997-05-31
PAINEWEBBER MORTGAGE PARTNERS FIVE L P
filed 1997-07-14
CIK 779339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q


   |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 31, 1997

                                       OR

   |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from ______ to _____.


                         Commission File Number: 0-17149


                  PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
                  ----------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                         04-2889712
-------------------------------                             ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)


265 Franklin Street, Boston, Massachusetts                           02110
------------------------------------------                           ---------
 (Address of principal executive offices)                            Zip Code)

Registrant's telephone number, including area code (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No. |_|

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                                 BALANCE SHEETS
                  May 31, 1997 and August 31, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                      May 31         August 31
                                                      ------         ---------

Real estate investments:
    Investment properties held for sale, net         $ 8,900         $ 8,900
    Land                                                 230             230
    Mortgage loan receivable                           1,270           1,270
                                                     -------         -------
                                                      10,400          10,400

Cash and cash equivalents                              2,491           2,637
Interest and land rent receivable                         10              10
Accounts receivable                                       60              87
Prepaid expenses                                          20              27
Deferred expenses, net                                    21              25
                                                     -------         -------
                                                     $13,002         $13,186
                                                     =======         =======

                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable - affiliates                        $    33         $    33
Accounts payable and accrued expenses                    151             307
Tenant security deposits                                  89              85
Deferred management fees                                 245             245
Partners' capital                                     12,484          12,516
                                                     -------         -------
                                                     $13,002         $13,186
                                                     =======         =======


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the nine months ended May 31, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                    General        Limited
                                                    Partners       Partners
                                                    --------       --------

Balance at August 31, 1995                          $  (90)        $13,716
Net income                                               3             301
Cash distributions                                      (3)           (329)
                                                    ------         -------
Balance at May 31, 1996                             $  (90)        $13,688
                                                    ======         =======

Balance at August 31, 1996                          $ (101)        $12,617
Net income                                               4             364
Cash distributions                                      (4)           (396)
                                                    ------         -------
Balance at May 31, 1997                             $ (101)        $12,585
                                                    ======         =======


                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                              STATEMENTS OF INCOME
      For the three and nine months ended May 31, 1997 and 1996 (Unaudited)
                    (In thousands, except per Unit amounts)

                                    Three Months Ended       Nine Months Ended
                                          May 31,                 May 31,
                                    ------------------      ------------------
                                      1997      1996          1997        1996
                                      ----      ----          ----        ----

Revenues:
   Interest from mortgage loan     $    29    $   29         $    86    $    86
   Land rent                             8         7              19         29
   Other interest income                33        31              95         99
                                   -------    ------         -------    -------
                                        70        67             200        214

Expenses:
   Management fees                      34        33             103        102
   General and administrative           57        63             184        228
   Amortization of deferred
     expenses                            2         2               4          4
                                   -------   -------         -------    -------
                                        93        98             291        334
                                   -------   -------         ------     -------

Operating loss                         (23)      (31)           (91)      (120)

Income from operations of
   investment properties
   held for sale, net                  180        66            459         424
                                   -------   -------         ------     -------

Net income                         $   157   $    35         $  368     $   304
                                   =======   =======         ======     =======

Net income per Limited
  Partnership Unit                   $0.20     $0.05          $0.47       $0.39
                                     =====     =====          =====       =====

Cash distributions per Limited
  Partnership Unit                   $0.17     $0.09          $0.51       $0.43
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

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                            STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
  Net income                                              $   368     $   304
  Adjustments to reconcile net income
    to net cash provided by operating activities:
   Amortization of deferred expenses                            4           4
   Changes in assets and liabilities:
     Accounts receivable                                       27         (55)
     Prepaid expenses                                           7          (4)
     Accounts payable and accrued expenses                   (156)       (101)
     Tenant security deposits                                   4           6
                                                          -------     -------
      Total adjustments                                      (114)       (150)
                                                          -------     -------
      Net cash provided by operating activities               254         154

Cash flows from financing activities:
  Distributions to partners                                  (400)       (332)
                                                          -------     -------

Net decrease in cash and cash equivalents                    (146)       (178)

Cash and cash equivalents, beginning of period              2,637       2,692
                                                          -------     -------

Cash and cash equivalents, end of period                  $ 2,491     $ 2,514
                                                          =======     =======






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

   The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 1997 and August 31, 1996 and revenues and expenses for the three- and nine-month periods ended May 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2. Mortgage Loan and Land Investments

   The following first mortgage loan was outstanding at May 31, 1997 and August 31, 1996 (in thousands):

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

   The fair value of the Park South loan, which does not become prepayable until December 1997, has been estimated using discounted cash flow analysis and approximated the loan's carrying value as of May 31, 1997 and August 31, 1996.

   In addition to the above mortgage loan, the following land purchase-leaseback transaction had also been entered into as of May 31, 1997 and August 31, 1996 (in thousands):

                              Cost of Land
          Property            to the Partnership    Annual Base Rent
          --------            ------------------    ----------------

     Park South Apartments       $  230             $21 through 12/28/28

   The land lease has a term of 40 years. Among the provisions of the lease agreement, the Partnership is entitled to additional rent based upon gross revenues in excess of a base amount, as defined. The Partnership received additional rent of $3,000 and $13,000 during the nine-month periods ended May 31, 1997 and 1996, respectively. The lessee has the option to repurchase the land for a specified period of time beginning in December of 1997 at a price based on the fair market value, as defined, but not less than the original cost to the Partnership.

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

3.   Investment Properties Held for Sale

   At May 31, 1997 and August 31, 1996, the Partnership owned two operating investment properties directly as a result of foreclosure proceedings resulting from uncured defaults under the terms of first mortgage loans held by the Partnership. Descriptions of the transactions through which the Partnership acquired these properties and of the properties themselves are summarized below:

    Hacienda Plaza
    --------------

    The Partnership assumed ownership of Hacienda Plaza on June 22, 1990. The property, which is comprised of 78,415 square feet of leasable office and retail space in Pleasanton, California, was 89% leased as of May 31, 1997. The combined balance of the land and the mortgage loan investments at the time title was transferred to the Partnership was $9,789,000. The estimated fair value of the operating property at the date of foreclosure was $8,200,000. Accordingly, a write-down of $1,589,000 was recorded in fiscal 1990. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $3,300,000 to write down the net carrying value of the Hacienda Plaza investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of the Hacienda Plaza investment property at both May 31, 1997 and August 31, 1996 is $4,900,000.

    Spartan Place Shopping Center
    -----------------------------

    The Partnership assumed ownership of the Spartan Place Shopping Center, in Spartanburg, South Carolina, on February 12, 1991. The property, which consists of 151,489 square feet of leasable retail space, was 33% occupied as of May 31, 1997. The combined balance of the land and the mortgage loan investment at the time title was transferred, including the unamortized balance of deferred costs associated with the original acquisition of the Spartan Place investments, was $8,419,000. Management estimated that the fair value of the property, net of selling expenses, at the time of the foreclosure was $7,840,000. Accordingly, a loss of $579,000 was recorded in fiscal 1991 to adjust the carrying value to this estimate and the investment was reclassified to investment properties held for sale. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $3,840,000 to write down the net carrying value of the Spartan Place investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of the Spartan Place investment property at both May 31, 1997 and August 31, 1996 is $4,000,000.

    During fiscal 1996, the Partnership entered into a preliminary agreement to sell the Spartan Place property to a third party. Subsequent to the buyer's due diligence period, however, the offer was withdrawn. Subsequent to the termination of this sales contract, the Partnership remarketed the property to other interested parties while at the same time examining potential financing strategies for the capital and tenant improvement costs to be incurred should the Partnership decide to hold the property through the required re-leasing period. The property, as noted above, has a substantial amount of vacant space. Funds for such re-leasing costs would be provided from a combination of Partnership cash reserves and secured borrowings.

    During the quarter  ended May 31,  1997,  the  Partnership  entered  into an agreement which gave another prospective third-party buyer a 60-day exclusive right to purchase the Spartan Place Shopping Center. Subsequent to the end of the quarter, the agreement expired. The Partnership is currently evaluating whether to continue negotiations with this prospective buyer or to suspend the marketing efforts until the anchor spaces at the property can be re-leased. A decision on whether to continue to market the property for sale is expected to be made by the end of fiscal 1997.

    The Partnership recognizes income from its investment properties held for sale in the amount of the excess of the properties' gross revenues over the sum of property operating expenses (including capital improvement expenses and leasing commissions), taxes and insurance. Combined summarized operating results for Hacienda Plaza and Spartan Place for the three- and nine-month periods ended May 31, 1997 and 1996 are as follows (in thousands):

                                    Three Months Ended      Nine Months Ended
                                           May 31,                May 31,
                                    ------------------    --------------------
                                      1997     1996          1997       1996
                                      ----     ----          ----       ----
     Revenues:
      Rental income and
        expense reimbursements       $ 434   $  372       $  1,251    $ 1,191
      Other income                       3        2              9          7
                                     -----   ------       --------    --------
                                       437      374          1,260      1,198

     Expenses:
      Property operating expenses      170      252            542        618
      Property taxes and insurance      87       56            259        156
                                     -----   ------       --------    -------
                                       257      308            801        774
                                     -----   ------       --------    -------
     Income from operations of
       investment properties held
       for sale, net                 $ 180   $   66       $    459    $   424
                                     =====   ======       ========    =======

   4. Related Party Transactions

   The Adviser earned basic management fees of $103,000 and $102,000 for the nine-month periods ended May 31, 1997 and 1996, respectively. Accounts payable - affiliates at both May 31, 1997 and August 31, 1996 consists of management fees of $33,000 payable to the Adviser.

   Included in general and administrative expenses for the nine months ended May 31, 1997 and 1996 is $107,000 and $105,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the nine months ended May 31, 1997 and 1996 is $5,000 and $6,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

                  PAINEWEBBER MORTGAGE PARTNERS FIVE, L. P.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources
 -------------------------------

     The Spartan Place Shopping Center, in Spartanburg, South Carolina, was 33% occupied as of May 31, 1997, unchanged from the end of the prior quarter. During the quarter, the Center's leasing team continued to focus its efforts on identifying potential tenants for the two available anchor spaces at Spartan Place. Although there has been interest in the available spaces, to date no leases have been signed. As previously reported, Circuit City vacated one of the anchor tenant spaces at the property during the quarter ended May 31, 1995 to move to a location they believed to be better suited to their future operations. Circuit City had occupied 16,412 square feet at the Center and remains obligated to pay annual base rent of approximately $112,000, plus its pro rata share of operating expenses, through the end of its lease term in January 2008. In addition, management of Phar-Mor, another anchor tenant, which occupied 26% of the leasable space at Spartan Place, closed its store at Spartan Place and terminated its lease in July 1995 as part of its bankruptcy reorganization plan. A number of smaller shop space tenants have either gone out of business or failed to renew their leases subsequent to the anchor tenant vacancies. Re-leasing the Circuit City and Phar-Mor spaces to high-profile, strong credit tenants will be critical to increasing shopper traffic at the Center which will be necessary to lease the vacant shop space. However, such re-leasing plans could require a significant expansion and/or repositioning of the shopping center. Alternatively, management has considered a possible sale of the property prior to undertaking any major re-leasing commitments and potentially spending significant funds or assuming financing for capital and tenant improvements. During fiscal 1996, the Partnership entered into a preliminary agreement to sell the Spartan Place property to a third party. Subsequent to the buyer's due diligence period, however, the offer to purchase the property was withdrawn. Subsequent to the termination of this sales contract, the Partnership remarketed the property to other interested parties while at the same time examining potential financing strategies for the capital and tenant improvement costs to be incurred should the Partnership decide to hold the property through the required re-leasing period.

    During the quarter ended May 31, 1997, the Partnership entered into an agreement which gave another prospective third-party buyer a 60-day exclusive right to purchase the Spartan Place Shopping Center. Subsequent to the end of the quarter, the agreement expired. The Partnership is currently evaluating whether to continue negotiations with this prospective buyer or to suspend the marketing efforts until the anchor spaces at the property can be re-leased. A decision on whether to continue to market the property for sale is expected to be made by the end of fiscal 1997. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of consolidations and bankruptcies among retailers which have resulted in an oversupply of space and by the generally flat rate of growth in overall retail sales. Such general market conditions would appear to be adversely impacting both the re-leasing and sale efforts for the Spartan Place property.

     The wholly-owned Hacienda Plaza office and retail complex was 89% leased as of May 31, 1997, up from 85% as of February 28, 1997. As previously reported, overall occupancy levels for the local Pleasanton, California office market have improved considerably over the past 12-to-18 months, reaching the mid-to-high 90% range. Such improvement is primarily the result of the resurgence in the growth of the high technology industries. As a result, rental rates in the Pleasanton office market have improved in recent months. In addition, a significant amount of build-to-suit office and multi-family residential properties have been constructed within the past year in the planned development area in which Hacienda Plaza is located which has substantially reduced the amount of available land which could be developed for competing speculative office properties. As a result of these conditions, operations of the Hacienda Plaza investment property have stabilized after several years of intense local office and retail market competition. The occupancy in the retail portion of the property increased to 89% during the third quarter of fiscal 1997, up from 81% at the end of the prior quarter. This increase in occupancy was due to a new retail tenant that leased approximately 2,600 square feet of space. The property's leasing team also negotiated a lease assignment during the third quarter when an existing retail tenant sold its business to a new owner. Subsequent to end of the third quarter, a lease was signed with another new tenant that will operate a copy and printing center in a 2,315 square foot retail space. This new tenant expects to open for business in August 1997 which will bring the occupancy level of the retail portion of the property to 97% by the end of the fiscal year. Occupancy of the office portion of the property remained at 89% as of May 31, 1997. Although no leases were signed during the quarter, the leasing team reports that it has been showing space in the office building to prospective tenants frequently. Common area improvements are planned to begin in the office building during the fourth quarter. These improvements, which will include new carpeting, wall covering, lighting and seating, are aimed at maintaining the office building's competitive position in the Pleasanton market.

     Occupancy at the Park South Apartments in Charlotte, North Carolina, averaged 91% for the quarter ended May 31, 1997, compared to 90% for the previous quarter. Operations of the property continue to fully support the debt service and ground lease payments owed to the Partnership despite a weakening in market conditions for existing properties in the greater Charlotte area over the past year. A significant number of new apartment units have been added to the overall Charlotte market during this time period, including several hundred new units which are in Park South's sub-market, and a substantial amount of additional units are currently either under construction or in the planning stages. In order to remain competitive with these new units, Park South currently offers reduced rental rates and/or discounted move-in rates to prospective tenants. As an incentive to renew leases, current tenants are offered minimal increases at the expiration of their leases. The use of rental concessions and renewal incentives is expected to continue for the near term. Notwithstanding the current market conditions, management believes that the long-term prospects for the Park South property remain positive due to the property's strong position within the marketplace and the region's outlook for job and population growth over the next several years.

    At May 31, 1997, the Partnership had available cash and cash equivalents of $2,491,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership, distributions to the partners and, if necessary, for leasing costs related to the Spartan Place and Hacienda Plaza properties. The Partnership's quarterly distribution rate is currently equivalent to a 2% per annum return on remaining invested capital. Distributions are expected to remain at this level until Spartan Place is either sold or its operations have been stabilized. The source of future liquidity and distributions to the partners is expected to be from the operations and future sale of the two wholly-owned investment properties, mortgage interest and land rent payments from the Partnership's mortgage loan and ground lease investments, interest income on the Partnership's cash reserves, the repayment of the mortgage loan receivable and the sale of the underlying parcel of land.

Results of Operations
Three Months Ended May 31, 1997
-------------------------------

      The Partnership's net income increased by $122,000 for the three months ended May 31, 1997, when compared to the same period in the prior year. The increase in net income was due to a $114,000 increase in income from the operations of investment properties held for sale and an $8,000 decrease in the Partnership's operating loss. Income from operations of investment properties held for sale increased due to an improvement in net operating income of $85,000 at Hacienda Plaza and a $29,000 increase in net operating income at Spartan Place for the third quarter of fiscal 1997. Net operating income was higher at Hacienda Plaza mainly due to a $30,000 increase in rental income and decreases in capital expenditures and leasing commissions of $52,000 and $16,000, respectively. Rental income increased due to an increase in occupancy, from 82% at May 31, 1996 to 89% at May 31, 1997, as well as an increase in average rental rates due to the improving market conditions referred to above. Capital expenditures decreased because certain parking area improvements were completed during the prior three-month period. Under the Partnership's accounting policy with respect to assets held for sale, capital and tenant improvement costs and leasing commissions are expensed as incurred. Net operating income increased at Spartan Place primarily due to an increase in reimbursements received from tenants for common area maintenance costs.

      The Partnership's operating loss decreased mainly due to a decline in general and administrative expenses of $5,000. General and administrative expenses decreased primarily due to a reduction in legal fees.

Nine Months Ended May 31, 1997
------------------------------

      The Partnership's net income increased by $64,000 for the nine months ended May 31, 1997, when compared to the same period in the prior year. The increase in net income was due to a $35,000 increase in income from the operations of investment properties held for sale and a $29,000 decrease in the Partnership's operating loss. Income from operations of investment properties held for sale increased due to an improvement in net operating income of $70,000 at Hacienda Plaza, which was partially offset by a $35,000 decrease in net operating income at Spartan Place. Net operating income was higher at Hacienda Plaza mainly due to an $80,000 increase in rental income and decreases in real estate taxes and leasing commissions of $18,000 and $12,000, respectively. Rental income increased due to an increase in the property's average occupancy level, as well as an increase in average rental rates due to the improving market conditions referred to above. Real estate taxes decreased due to a reduction in the property's tax assessment. A $43,000 increase in capital expenditures at Hacienda Plaza partially offset the increases in rental income and decreases in real estate taxes and leasing commissions. As noted above, under the Partnership's accounting policy with respect to assets held for sale, capital and tenant improvement costs and leasing commissions are expensed as incurred. Net operating income decreased at Spartan Place mainly due to a $20,000 decrease in rental income and a $16,000 increase in capital expenditures. Rental income decreased at Spartan Place due to the decline in the property's occupancy level over the past year which has resulted from the anchor tenant vacancies discussed further above.

      The Partnership's operating loss decreased mainly due to a decline in general and administrative expenses of $44,000. General and administrative expense decreased primarily due to a reduction in legal and certain other required professional fees. The decline in general and administrative expenses was partially offset by a decrease in land rent revenue of $10,000. Land rent revenue decreased because the Partnership received $3,000 as additional rent in excess of a specified base amount from the Park South Apartments pursuant to the terms of the ground lease during the current nine-month period, as compared to $13,000 of additional rent received for the same period in the prior year.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As previously reported, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings of interests in various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the settlement was held in December 1996, and in March 1997 the court issued a final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of such action. Final releases and dismissals with regard to this action were received during the quarter ended May 31, 1997.

      Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

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

                             PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.


                             By:  FIFTH MORTGAGE PARTNERS, INC.
                                  -----------------------------
                                  Managing General Partner




                              By: /s/ Walter V. Arnold
                                  --------------------
                                  Walter V. Arnold
                                  Senior Vice President and Chief
                                  Financial Officer




Dated:  July 14, 1997