Form 10-K405
period 1997-08-31
PAINEWEBBER MORTGAGE PARTNERS FIVE L P
filed 1997-12-01
CIK 779339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   ---
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1997
                                            ---------------
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       For the transition period from to .

                         Commission File Number: 0-17149

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                04-2889712
        --------                                                ----------
(State of organization)                                        (I.R.S. Employer
                                                           Identification  No.)

  265 Franklin Street, Boston, Massachusetts                           02110
  ------------------------------------------                           -----
    (Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code:             (617) 439-8118
                                                                --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
Title of each class                                         which registered
-------------------                                    ------------------------
      None                                                        None

          Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of class)

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

                      DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant dated                                 Parts II and IV
December 3, 1985, as supplemented

Current Report on Form 8-K                                     Part IV
of registrant dated August 25, 1997

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                                 1997 FORM 10-K

                                TABLE OF CONTENTS


Part   I                                                                  Page

Item    1      Business                                                   I-1

Item    2      Properties                                                 I-3

Item    3      Legal Proceedings                                          I-4

Item    4      Submission of Matters to a Vote of Security Holders        I-5


Part  II

Item  5       Market for the Partnership's Limited Partnership
               Interests and Related Security Holder Matters             II-1

Item  6       Selected Financial Data                                    II-1

Item  7       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       II-2

Item  8       Financial Statements and Supplementary Data                II-7

Item  9       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                       II-7


Part III

Item 10       Directors and Executive Officers of the Partnership       III-1

Item 11       Executive Compensation                                    III-2

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

Item 14       Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                              IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-14

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-6 of this Form 10-K.

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

      The Partnership originally owned land and made first mortgage loans secured by buildings with respect to four operating properties. As of August 31, 1997, the Partnership owned one operating property directly as a result of foreclosure actions resulting from a default under the terms of the mortgage loan receivable and had one remaining loan receivable and land investment. The Partnership's operating property and security for its mortgage loan investment are described below.

Property name         Type of Property and
and Location          Date of Investment                 Size                     Type of Ownership (1)
---------------       --------------------------         ----                     ----------------------
Hacienda Plaza (2)    Retail and Office Complex          78,415 sq. ft.;          Feeownership of land and
Pleasanton, CA        8/15/86                            6.3 acres of land        improvements


Park South (3)        Apartments                         240 units;               Fee ownership of land
Charlotte, NC         12/29/88                           19 acres of land         subject to ground lease and
                                                                                  first mortgage lien
                                                                                  on improvements

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

(3) The Partnership owns a 23% interest in the land underlying the Park South Apartments and has an equivalent interest in the related secured mortgage loan. The remaining 77% interest in the land and mortgage loan receivable is owned by an affiliated partnership, Paine Webber Qualified Plan Property Fund Four, LP.

      In addition to the above properties, the Partnership previously had investment interests in the Ballston Place Phase I apartment building, a 139-unit high-rise apartment complex located in Arlington, Virginia, and the Spartan Place Shopping Center, a 151,489 leasable square foot retail center located in Spartanburg, South Carolina. In November 1989, the Partnership sold the land it had previously owned and leased back to Ballston Place Associates Limited Partnership ("BPA"). The Partnership also allowed BPA to prepay the mortgage loan secured by the Ballston Place Phase I apartment building. BPA made a cash payment of approximately $11,402,000 to the Partnership on November 29, 1989 in return for the Partnership's agreement to release the first leasehold mortgage applicable to the Ballston Place Apartments Phase I. In connection with the sale, the Partnership received a fixed installment note in the principal amount of $355,200, which was to be payable in eight annual installment payments beginning April 1, 1992 and ending on April 1, 1999. The fixed installment note was to bear interest, beginning in April of 1992, equal to the interest rate applicable to one-year U.S. Treasury bills and was guaranteed as to its payment by the parent company of the borrowing entity. During fiscal 1992, the borrower failed to make the required April 1, 1992 initial installment payment due the Partnership and filed for protection under Chapter 11 of the U.S. Bankruptcy Code due to defaults on the first mortgage loan secured by the property. Throughout fiscal 1993, management pursued legal action against the guarantors of the note in an effort to collect the principal and interest receivable. During the quarter ended February 28, 1993, a settlement agreement between the Partnership and the guarantors was approved by the United States Bankruptcy Court whereby the Partnership received a cash payment of $81,000 to fully satisfy all of the borrower's outstanding obligations to the Partnership. As a result, the Partnership no longer has any investment interest in the Ballston Place property.

      The Partnership had assumed ownership of the Spartan Place Shopping Center in February 1991 as a result of a deed-in-lieu of foreclosure transaction which resulted from certain defaults under the terms of the Partnership's first mortgage loan receivable. The Partnership operated the property using the services of a local management company subsequent to assuming ownership. On August 25, 1997, the Partnership sold the Spartan Place property to an unrelated third party for $4,450,000. After closing costs and adjustments, the Partnership realized net proceeds of approximately $4,381,000 from the sale of Spartan Place. As a result of the sale of the Spartan Place Shopping Center, a Special Distribution of approximately $5,750,000, or $148 per original $1,000 investment, was made on October 15, 1997 to unitholders of record as of August 25, 1997. The Special Distribution included the net proceeds from the sale of the Spartan Place Shopping Center as well as substantially all of the proceeds of the $1.5 million letter of credit that was collected from the Spartan Place borrower at the time of the original default and foreclosure on February 12, 1991. Approximately $180,000 of those proceeds were retained by the Partnership to provide for the capital needs of the Partnership's wholly-owned Hacienda Plaza property. The Partnership had begun to examine the possibility of selling Spartan Place in fiscal 1996 and had engaged in selective marketing efforts over the past two years. After careful evaluation of the potential benefits of a sale in an "as-is" condition versus the risks of continuing to search for tenants to replace the two anchor stores that closed their operations during fiscal year 1995, an agreement was signed during the third quarter of fiscal 1997 which gave a prospective third-party buyer a 60-day exclusive right to purchase the property. Although the agreement expired during the fourth quarter, negotiations continued with this prospective buyer and eventually resulted in the sale of the Spartan Place Shopping Center on August 25, 1997. The sale price of $4,450,000 compares favorably with the most recent independent appraisal of the property. Due to the Spartan Place Special Distribution and the resulting decrease in the Partnership's cash flow, it is anticipated that the Partnership's annualized distribution rate will be adjusted from 2% to 1% beginning with the distribution for the quarter ending November 30, 1997, which will be made on January 15, 1998.

      The Partnership's investment objectives are to:

(1)  preserve and protect the Limited Partners' capital;
(2) preserve the Limited Partners' buying power (i.e., provide an inflation hedge);
(3) provide the Limited Partners with cash distributions from investment income; and
(4) achieve long-term appreciation in the value of the Partnership's investments.

      Through August 31, 1997, the Limited Partners had received cumulative cash distributions totalling approximately $27,061,000, or $713 per original $1,000 investment for the Partnership's earliest investors. This return includes capital distributions of $322 per original $1,000 investment from the prepayment of the Ballston Place mortgage loan and related land repurchase in November of 1989. In addition, as noted above, a capital distribution of $148 per original $1,000 investment was made subsequent to year-end as a result of the sale of the Spartan Place Shopping Center. As of August 31, 1997, the Partnership retained interests in two of the four investment properties underlying its original mortgage loan and land investments. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of these remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final liquidation, which cannot presently be determined. While market values for commercial office buildings have generally begun to recover after several years of depressed conditions, such values, for the most part, remain below the levels which existed in the mid-1980's, which is when the Partnership's properties were acquired. Such conditions are due, in part, to the residual effects of the overbuilding which occurred in the late 1980's and the trend toward corporate downsizing and restructurings which occurred in the wake of the last national recession. In addition, at the present time real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space and by the generally flat rate of growth in retail sales. The market for multi-family residential properties in most markets throughout the country remained strong during fiscal 1997 although estimated market values in some markets appeared to have plateaued as a result of an increase in development activity.

      With the sale of Spartan Place, the Partnership has two remaining real estate assets which consist of the mortgage loan and ground lease secured by the Park South Apartments and the wholly-owned Hacienda Plaza, a mixed-use office/retail property. The first mortgage loan secured by Park South matures on December 28, 2001, however, it opens to prepayment without penalty on December 29, 1997. The owner of the Park South Apartments has recently indicated that it may prepay the first leasehold mortgage loan and repurchase the underlying land in early 1998 in conjunction with a sale of the property. In addition, the Partnership is currently working on a leasing program at Hacienda Plaza that is expected to increase the value of the property and position it for a possible sale in the near term. Given the Park South owner's indication of its intent to prepay the first mortgage loan and repurchase the underlying land and management's intent to market the Hacienda Plaza property for sale in 1998, it is possible that a liquidation of the Partnership could be completed in calendar year 1998. However, there are no assurances that the disposition of the remaining real estate assets and the liquidation of the Partnership will be completed within this time frame.

      The Partnership's operating property and the property securing its mortgage loan investment are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complex competes with numerous similar projects generally on the basis of price, location and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The availability of low home mortgage interest rates over the past several years has generally caused this competition to increase in all areas of the country. The retail/office complex competes for long-term commercial tenants with numerous projects of similar type generally on the basis of location, rental rates and tenant improvement allowances. The Partnership has no real estate investments located outside the United States. The Partnership is engaged solely in the business of real estate investment. Therefore, a presentation of information about industry segments is not applicable.

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

Item 2.  Properties

      As of August 31, 1997, the Partnership owned one operating property directly as a result of a foreclosure on the mortgage loan receivable during fiscal 1990, as noted in Item 1 above to which reference is made for the description, name and location of such property. Additionally, as of August 31, 1997 the Partnership owned, and had leased back to the seller, the land underlying the investment property referred to under Item 1.

      Occupancy figures for each fiscal quarter during 1997, along with an average for the year, are presented below for each property.

                                          Percent Occupied At
                            ----------------------------------------------------
                                                                     Fiscal
                                                                     1997
                            11/30/96   2/29/97    5/31/97   8/31/97  Average
                            --------   -------    -------   -------  -------

Hacienda Plaza                 84%        85%       89%       92%      88%

Park South                     92%        90%       91%       92%      91%

Spartan Place                  35%        33%       33%       N/A      N/A

Item 3.  Legal Proceedings

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Fifth Mortgage Partners, Inc. and Properties Associates 1985, L.P. ("PA85"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Mortgage Partners Five, L.P., PaineWebber, Fifth Mortgage Partners, Inc. and PA85 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Mortgage Partners Five, L.P, also alleged that following the sale of the partnership interests, PaineWebber, Fifth Mortgage Partners, Inc. and PA85 misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Fifth Mortgage Partners, Inc. and PA85 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds had been delayed pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. In July 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims in the Abbate action as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of this matter. Final releases and dismissals with regard to this action were received during fiscal 1997.

      Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At August 31, 1997, there were 5,699 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

      Effective with the distribution made on October 15, 1997 for the quarter ended August 31, 1997, the Partnership's Distribution Reinvestment Plan (DRP) has been terminated and all distributions to Unitholders will be in made in cash. The Partnership's DRP, which had been in effect since inception, was designed to enable Unitholders to have their distributions from the Partnership invested in additional Units of the Partnership. The terms under which the Plan operated prior to its termination are outlined in detail in the Prospectus, a copy of which Prospectus, as supplemented, is incorporated herein by reference.

      Reference is made to Item 6 below for a discussion of cash distributions made to the Unitholders during fiscal 1997.

Item 6.  Selected Financial Data

                    PaineWebber Mortgage Partners Five, L.P.
         For the years ended August 31, 1997, 1996, 1995, 1994 and 1993
                      (In thousands, except per Unit data)

                            1997       1996      1995        1994       1993
                            ----       ----      ----        ----       ----

Revenues              $    271    $    280    $    300    $    247    $   231

Operating loss        $   (187)   $   (178)   $   (193)   $   (201)   $  (153)

Provision for possible
  investment loss            -     $(1,000)    $(1,000)   $ (1,300)   $  (900)

Income from
 investment properties
 held for sale, net   $    463   $     467    $    480   $     886   $    837

Gain on sale of
 investment property  $    381           -           -           -          -

Net income (loss)     $    657   $    (711)   $   (713)  $    (614)  $   (215)

Net income (loss)
 per Limited
 Partnership Unit     $   0.84   $   (0.91)   $  (0.91)  $   (0.78) $   (0.27)

Cash distributions
 per Limited
 Partnership Unit    $    0.68   $    0.51   $    0.99   $    0.86  $    0.73

Total assets         $  13,303   $  13,186   $  14,175   $  15,592  $  16,977


    The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

    The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 776,988 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership offered Limited Partnership Interests to the public from December 3, 1985 to December 2, 1987 pursuant to an Amended Registration Statement filed under the Securities Act of 1933. Gross proceeds of $38,849,400 were received by the Partnership and, after deducting selling expenses and offering costs, $33,600,000 was invested in four operating properties in the form of first mortgage loans and land purchase-leaseback transactions. Since the time that the original investments were made, the Partnership has liquidated its Ballston Place mortgage loan and land investments. In addition, the Partnership had assumed direct ownership of the Hacienda Plaza and Spartan Place properties subsequent to foreclosure proceedings resulting from defaults under the terms of the Partnership's first leasehold mortgage loans. On August 25, 1997, the Partnership sold the Spartan Place property to an unrelated third party for $4,450,000. After closing costs and adjustments, the Partnership realized net proceeds of approximately $4,381,000 from the sale of Spartan Place. As a result of the sale of the Spartan Place Shopping Center, a Special Distribution of approximately $5,750,000, or $148 per original $1,000 investment, was made on October 15, 1997 to unitholders of record as of August 25, 1997. The Special Distribution included the net proceeds from the sale of the Spartan Place Shopping Center as well as substantially all of the proceeds of the $1.5 million letter of credit that was collected from the Spartan Place borrower at the time of the original default and foreclosure on February 12, 1991. Approximately $180,000 of those proceeds were retained by the Partnership to provide for the capital needs of the Partnership's wholly-owned Hacienda Plaza property. As previously reported, the Partnership had begun to examine the possibility of selling Spartan Place in fiscal 1996 and had engaged in selective marketing efforts over the past two years. After careful evaluation of the potential benefits of a sale in an "as-is" condition versus the risks of continuing to search for tenants to replace the two anchor stores that closed their operations during fiscal year 1995, an agreement was signed during the third quarter of fiscal 1997 which gave a prospective third-party buyer a 60-day exclusive right to purchase the property. Although the agreement expired during the fourth quarter, negotiations continued with this prospective buyer and eventually resulted in the sale of the Spartan Place Shopping Center on August 25, 1997. The sale price of $4,450,000, while substantially less than the Partnership's original investments in the land and mortgage loan secured by Spartan Place, of $9.8 million, compares favorably with the most recent independent appraisal of the property. Due to the Spartan Place Special Distribution and the resulting decrease in the Partnership's cash flow, it is anticipated that the
Partnership's annualized distribution rate will be adjusted from 2% to 1% beginning with the distribution for the quarter ending November 30, 1997, which will be made on January 15, 1998.

      With the sale of Spartan Place, the Partnership has two remaining real estate assets which consist of the mortgage loan and ground lease secured by the Park South Apartments and the wholly-owned Hacienda Plaza, a mixed-use office/retail property. The first mortgage loan secured by Park South opens to prepayment without penalty on December 29, 1997. As discussed further below, the borrower of the mortgage loan secured by Park South has indicated an intent to prepay the loan and repurchase the underlying land in early calendar year 1998. In addition, as discussed further below, the Partnership is currently working on a leasing program at Hacienda Plaza that is expected to increase the value of the property and position it for a possible sale in the near term. Given the Park South owner's indication of its intent to prepay the first mortgage loan and repurchase the underlying land and management's intent to market the Hacienda Plaza property for sale in 1998, it is possible that a liquidation of the Partnership could be completed in calendar year 1998. However, there are no assurances that the disposition of the remaining real estate assets and the liquidation of the Partnership will be completed within this time frame.

     The Hacienda Plaza office and retail complex was 92% leased as of August 31, 1997, up from 83% as of August 31, 1996. This increase was due to three new retail leases and one office lease renewal and expansion which were signed during fiscal 1997. Occupancy of the retail portion of Hacienda Plaza declined during the first quarter due to the expiration of a lease covering 2,315 square feet of space. During the second quarter, a new tenant opened a beauty shop in 1,080 square feet of space. In the third quarter, a new retail tenant leased approximately 2,600 square feet of space. And during the fourth quarter, a lease was signed with a retail tenant that is now operating a copy and printing center in a 2,315 square foot retail space. This newly opened business brought the occupancy level in the retail portion of the property to 97% from 89% at the end of the third quarter and 85% at August 31, 1996. Only one retail space of approximately 1,100 spare feet remains available for lease at Hacienda Plaza. As previously reported, overall occupancy rates for the local office market have improved considerably over the past 12-18 months, reaching the mid-to-high 90% range. Such improvement is primarily the result of the resurgence in the growth of the high technology industries over the past two years. As a result, rental rates in the Pleasanton, California office market have improved in recent months. In addition, a significant amount of build-to-suit office and multi-family residential properties have been constructed within the past year in the planned development area in which Hacienda Plaza is located. This development has substantially reduced the amount of available land which could be developed for competing speculative office properties. As a result of these conditions, operations of the Hacienda Plaza investment property have been improving after several years of intense local office and retail market competition. During the first quarter of fiscal 1997, an existing office tenant expanded into approximately 6,000 square feet of available space from its previous 2,400 square feet. The occupancy level in the office portion of the property has remained at 89% for the past three quarters. The property's leasing team has been actively working to renew leases with nine tenants that currently occupy 25% of the office space. All of these tenants have leases that expire during the next twelve months. This large number of lease expirations provides a significant opportunity to increase the value of this property as leases are renewed or new leases are signed at the higher prevailing market rental rates. To date, the leasing team has successfully renewed two of these leases at substantially higher rental rates. In addition, the leasing team is negotiating with two potential new tenants that would occupy substantially all of the remaining available space in the office portion of the property. As part of the leasing program, property improvements have been planned for the common areas of the office building for 1998. Management expects that these improvements will help maintain the building's competitive position in the Pleasanton market and will support higher rents from existing tenants as their leases are renewed and from potential new tenants.

      The average occupancy level at Park South Apartments in Charlotte, North Carolina, was 92% for the quarter ended August 31, 1997. Operations of the property continue to fully support the debt service and ground lease payments owed to the Partnership despite a weakening in market conditions for existing properties in the greater Charlotte area over the past year. A significant number of new apartment units have been added to the overall Charlotte market during this time period, including several hundred new units which are in Park South's sub-market, and a substantial amount of additional units are either currently under construction or in the planning stages. In order to remain competitive with these new units, Park South currently offers reduced rental rates and/or discounted move-in rates to prospective tenants. As an incentive to renew leases, current tenants are offered minimal increases at the expiration of their leases. The use of rental concessions and renewal incentives is expected to continue for the near term. Notwithstanding the current market conditions, management believes that the long-term prospects for the Park South property remain positive due to the property's strong position within the marketplace and the region's outlook for job and population growth over the next several years. The current occupancy level is in line with the levels of the eight properties which compete directly with Park South.

      The first mortgage loan secured by Park South matures on December 28, 2001, however, it opens to prepayment without penalty on December 29, 1997. The owner of the Park South Apartments has recently indicated that it may prepay the first leasehold mortgage loan and repurchase the underlying land in early 1998 in conjunction with a sale of the property. However, there are no assurances that this sale transaction and the resulting prepayments of the Partnership's investments will occur within this time frame. The Partnership's Park South land investment contains a participation feature which entitles the Partnership to share in the appreciation of the property upon a sale or refinancing. Based on recent third-party valuations, this property has an estimated value that is higher than the Partnership's combined original loan and land investments. As a result, it is anticipated that the Partnership will realize its original net investments plus some portion of the appreciated value of the property when it is sold.

      At August 31, 1997, the Partnership had available cash and cash equivalents of $6,795,000. Such amount includes the $5,750,00 capital distribution that was paid to the Limited Partners on October 15, 1997 as a result of the Spartan Place sale transaction discussed further above. The remaining cash and cash equivalents will be used for the working capital requirements of the Partnership, distributions to the partners and, if necessary, for leasing costs related to the Hacienda Plaza property. The source of future liquidity and distributions to the partners is expected to be from the operations and future sale of the wholly-owned office and retail property, mortgage interest and land rent payments from the Partnership's mortgage loan and ground lease investments, interest income on the Partnership's cash reserves, the repayment of the mortgage loan receivable and the sale of the underlying parcel of land.

Results of Operations
1997 Compared to 1996
---------------------

      The Partnership reported net income of $657,000 for the year ended August 31, 1997, as compared to a net loss of $711,000 in the prior fiscal year. The favorable change in the Partnership's net operating results is primarily due to the sale of the Spartan Place Shopping Center to an unrelated third party on August 25, 1997, as discussed further above. The Partnership recognized a gain of $381,000 from the sale of the investment property. This gain represents the difference between the gross sales price, net of selling costs, of $4,381,000 and the carrying value of the operating investment property of $4,000,000. In addition, the fiscal 1996 results reflect a provision for possible investment loss of $1,000,000 to write down the carrying value of the Spartan Place property to management's estimate of its net realizable value as of August 31, 1996.

      The effects of the fiscal 1997 gain on the sale of the Spartan Place Shopping Center and the fiscal 1996 provision for possible investment loss were partially offset by an increase in the Partnership's operating loss of $9,000 and a decrease of $4,000 in income from investment properties held for sale. The Partnership's operating loss increased by $9,000 in fiscal 1997 due to a decrease in land rent revenue. Land rent revenue decreased because the Partnership received $4,000 as additional rent from the Park South Apartments during fiscal 1997 as compared to $13,000 of additional rent which was received during fiscal 1996. The decrease of $4,000 in income from investment properties held for sale is a result of a $31,000 decrease in the net operating income at Spartan Place, which was partially offset by an increase in net operating income of $27,000 at Hacienda Plaza. Net operating income at Spartan Place decreased primarily due to a decrease in rental income. Rental income decreased as a result of a decline in the property's occupancy level over the past year which resulted from the anchor tenant vacancies discussed further above. The increase in net operating income at Hacienda Plaza was primarily due to an increase in rental income of $119,000. Rental income increased due to an increase in the property's average occupancy level and an increase in the average rental rates. A $64,000 increase in capital expenditures at Hacienda Plaza partially offset the increase in rental income. Under the Partnership's accounting policy with respect to assets held for sale, capital and tenant improvement costs and leasing commissions are expensed as incurred. In addition, real estate taxes for the Hacienda Plaza property increased by $14,000 in fiscal 1997.

1996 Compared to 1995
---------------------

      The Partnership had a net loss of $711,000 for the year ended August 31, 1996, as compared to a net loss of $713,000 for the prior fiscal year. A decrease in the Partnership's operating loss was offset by a decrease in income from investment properties held for sale in fiscal 1996 and kept net operating results comparable to the prior year. In both years, the Partnership recognized a provision for possible investment loss of $1,000,000 to reduce the carrying value of the Partnership's investment in Spartan Place to management's estimate of fair value as of August 31, 1996 and 1995. The value decline during fiscal 1995 was mainly the result of the Phar-Mor anchor lease termination referred to above. The lack of leasing progress during fiscal 1996 and the general market factors affecting retail properties across the country contributed to an additional decline in estimated fair value which was recognized during fiscal 1996.

      The Partnership's operating loss decreased by $15,000 in fiscal 1996 mainly due to a decline in general and administrative expenses of $32,000. General and administrative expenses decreased primarily as a result of a reduction in certain required professional services. A decrease of $19,000 in interest income earned on the Partnership's cash reserves partially offset the decline in general and administrative expenses for fiscal 1996. Interest income decreased due to a decrease in the average interest rates earned on the Partnership's invested cash reserves and a reduction in the average outstanding cash balances.

      The decrease of $13,000 in income from investment property held for sale during fiscal 1996 was due to a decrease of $155,000 in net income at Spartan Place. The decrease in net income at Spartan Place resulted from a decline in rental income of $280,000. Rental income decreased mainly due to the termination of the 40,000 square foot Phar-Mor lease in July 1995 and the failure to re-lease this space during fiscal 1996. A decrease of $127,000 in operating expenses at Spartan Place partially offset the decrease in rental income. Operating expenses at Spartan Place decreased mainly due to reductions in bad debt expense of $51,000, repairs and improvements expense of $24,000 and real estate taxes of $46,000. The higher bad debt expense in fiscal 1995 was attributable to the store closings of the shopping center's two anchor tenants and the related number of smaller shop space tenants that subsequently went out of business. The decrease in net income at Spartan Place was partially offset by an increase in net income of $142,000 at Hacienda Plaza. The increase in net income at Hacienda Plaza was mainly due to a decrease in operating expenses of $184,000. Operating expenses decreased because during fiscal 1995 the property experienced a fair amount of tenant turnover, downsizing and re-locating. Such leasing activity resulted in increased bad debt expense from tenants who vacated the property and expenditures on tenant improvements to re-lease the vacated space. In addition, a number of capital improvement projects were completed during fiscal 1995 at Hacienda Plaza. Under the Partnership's accounting policy with respect to assets held for sale, capital and tenant improvement costs and leasing commissions are expensed as incurred. A decrease in revenues at Hacienda Plaza of $42,000 partially offset the decrease in operating expenses. The decrease in revenues was mainly due to the decline in the average occupancy from 87% during fiscal 1995 to 84% in fiscal 1996.

1995 Compared to 1994
---------------------

      The Partnership's net loss increased by $99,000 in fiscal 1995, when compared to the prior year. The primary reason for this increase was a decline in income from investment properties held for sale of $407,000. Income from investment properties held for sale decreased mainly due to an increase in real estate tax expense at Spartan Place and significant capital improvement and leasing costs incurred at Hacienda Plaza. Real estate taxes increased by $86,000 at Spartan Place. At Hacienda Plaza, despite ending fiscal 1995 at the same 86% leasing level that existed at August 31, 1994, the property experienced a fair amount of tenant turnover, downsizing and relocation during the year. Such leasing activity resulted in increased bad debt expense from tenants who vacated the property and expenditures on tenant improvements and leasing commissions to re-lease the vacated space. In addition, certain capital improvement projects were completed during fiscal 1995 at Hacienda Plaza. As noted above, under the Partnership's accounting policy with respect to assets held for sale, capital and tenant improvement costs and leasing commissions are expensed as incurred. An overall increase in rental revenues at Hacienda Plaza offset the decrease in rental income at Spartan Place which resulted from the decrease in occupancy during fiscal 1995, as discussed further above.

      The decrease in income from investment properties held for sale was partially offset by a decrease in the provision for possible investment loss in fiscal 1995. The provision for possible investment loss decreased by $300,000 in fiscal 1995. The fiscal 1995 provision of $1 million represents an adjustment to reduce the carrying value of the investment in Spartan Place to management's estimate of fair value at August 31, 1995. The value decline during fiscal 1995 was primarily the result of the Phar-Mor anchor lease termination referred to above. No adjustment was made to the carrying value of the Hacienda Plaza investment for fiscal 1995. In fiscal 1994, the Partnership recorded an additional provision of $400,000 related to the Hacienda Plaza property, along with a $900,000 adjustment to the carrying value of the Spartan Place Shopping Center, to reflect additional declines in management's estimates of the fair values of the investment properties. In addition to the decrease in the provision for possible investment loss, the Partnership's operating loss decreased by $8,000 in fiscal 1995. Operating loss decreased due to an increase in interest income of $47,000, which resulted from an increase in interest rates earned on cash and cash equivalents when compared to fiscal 1994, and an increase in land rent revenue from the Park South Apartments of $6,000. The increases in interest income and land rent revenue were partially offset by an increase in general and administrative expenses of $44,000 primarily due to an increase in professional fees.

Certain Factors Affecting Future Operating Results
--------------------------------------------------

      The following factors could cause actual results to differ materially from historical results or those anticipated:

      Real Estate Investment Risks. Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

      Effect of Uninsured Loss. The Partnership carries, or requires its borrower to carry, comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the affected property.

      Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances on, under, in or migrating from such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

      The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its properties that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to any of its properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

      Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly in the past year. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. The commercial office segment has begun to experience limited new development activity in selected areas after several years of virtually no new supply being added to the market. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining real estate assets is critical to the Partnership's ability to realize the estimated fair market values of such assets and to complete the liquidation of the Partnership on a timely basis. Demand by buyers of multi-family apartment and office properties is affected by many factors, including the size, quality, age, condition and location of the subject property, the quality and stability of the tenant roster, the terms of any long-term leases, potential environmental liability concerns, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

Inflation
---------

      The Partnership completed its eleventh full year of operations in fiscal 1997 and the effects of inflation and changes in prices on the Partnership's revenues and expenses to date have not been significant.

      The impact of inflation in future periods may be partially offset by an increase in revenues because the Partnership's wholly-owned commercial property has leases which require the tenants to pay for a significant portion of the property operating expenses. In addition, the Partnership's remaining land lease provides for additional rent based upon increases in the revenues of the related operating property which would tend to rise with inflation. Such increases in revenues would be expected to at least partially offset the increases in Partnership and property operating expenses resulting from inflation.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                    Date elected
  Name                         Office                   Age         to Office
  ----                         ------                   ---         ---------

Bruce J. Rubin         President and Director            38          8/22/96
Terrence E. Fancher    Director                          44         10/10/96
Walter V. Arnold       Senior Vice President and
                         Chief Financial Officer         50         10/29/85
David F. Brooks        First Vice President and
                         Assistant Treasurer             55          8/27/85 *
Timothy J. Medlock     Vice President and Treasurer      36          6/1/88
Thomas W. Boland       Vice President and Controller     35         12/1/91
Dorothy F. Haughey     Secretary                         71          8/27/85 *

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

      Thomas W. Boland is a Vice President and Controller of the Managing General Partner and a Vice President and Controller of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended August 31, 1997, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

      The Adviser has been contracted to perform specific management responsibilities; to administer day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a base management fee of 1/2 of 1% of the gross proceeds of the offering, in addition to the asset management fee described above, for these services. The Adviser earned base and asset management fees totalling $137,000 for the year ended August 31, 1997. In accordance with the Partnership Agreement, management fees payable in respect to any fiscal year ending prior to December 1, 1987 were to be deferred to the extent that cash distributions were insufficient to provide a 9% non-cumulative annual return to the Limited Partners in respect to such fiscal year. Any portion of the management fees so deferred ($245,000 at August 31, 1997) are to be paid (without interest) from cash distributions in any succeeding fiscal year after the limited partners have received a 9% annual return for that fiscal year or from Residual Proceeds, as defined.

      The Managing General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended August 31, 1997 is $140,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $8,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1997. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

    (b) A Current Report on Form 8-K dated August 25, 1997 was filed to report the sale of the Spartan Place Shopping Center and is hereby incorporated by reference.

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

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.


                            By:  Fifth Mortgage Partners, Inc.
                                 Managing General Partner


                            By: /s/ Bruce J. Rubin
                                ------------------
                                Bruce J. Rubin
                                President and Chief Executive Officer



                            By: /s/ Walter V. Arnold
                                --------------------
                                Walter V. Arnold
                                Senior Vice President and
                                Chief Financial Officer



                            By: /s/ Thomas W. Boland
                                --------------------
                                Thomas W. Boland
                                Vice President and Controller

Dated:  November 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.



By:/s/ Bruce J. Rubin                           Date: November 26, 1997
   ------------------                                 -----------------
   Bruce J. Rubin
   Director




By:/s/ Terrence E. Fancher                      Date: November 26, 1997
   -----------------------                            -----------------
   Terrence E. Fancher
   Director

                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                                INDEX TO EXHIBITS


                                                     Page Number in the Report
Exhibit No. Description of Document                  or Other Reference
----------- -----------------------                  ------------------

(3) and (4) Prospectus of the Registrant             Filed with the Commission
            dated December 3, 1985, supplemented,    pursuant to Rule 424(c)
            with particular reference to the         and incorporated herein by
            Restated Certificate and Agreement       reference.
            Limited Partnership.


(10)        Material contracts previously filed as   Filed with the Commission
            exhibits to registration statements and  pursuant to Section 13 or
            amendments thereto of the registrant     15(d) of the Securities
            together with all such contracts filed   Exchange Act of 1934 and
            as exhibits of previously filed Forms    incorporated herein by
            8-K and Forms 10-K are hereby            reference.
            incorporated herein by reference.


(13)        Annual Reports to Limited Partners       No Annual Report for the
                                                     year ended August 31, 1997
                                                     has been sent to the
                                                     Limited Partners. An Annual
                                                     Report will be sent to the
                                                     Limited Partners subsequent
                                                     to this filing.


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

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                       Reference

PaineWebber Mortgage Partners Five, L.P.:

   Report of independent auditors                                        F-2

   Balance sheets as of August 31, 1997 and 1996                         F-3

   Statements of operations for the years ended August 31, 1997,
      1996 and 1995                                                      F-4

   Statements of changes in partners' capital (deficit) for the years
      ended August 31, 1997, 1996 and 1995                               F-5

   Statements of cash flows for the years ended August 31, 1997,
      1996 and 1995                                                      F-6

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

                        REPORT OF INDEPENDENT AUDITORS




The Partners of
PaineWebber Mortgage Partners Five, L.P.:

      We have audited the accompanying balance sheets of PaineWebber Mortgage Partners Five, L.P. as of August 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended August 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber Mortgage Partners Five, L.P. at August 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                          /s/ ERNST & YOUNG LLP
                                          ---------------------
                                          ERNST & YOUNG LLP




Boston, Massachusetts
November 20, 1997

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                                 BALANCE SHEETS
                            August 31, 1997 and 1996
                      (In thousands, except per Unit data)

                                     ASSETS

                                                        1997            1996
                                                        ----            ----
Real estate investments:
  Investment properties held for sale, net
    of allowance for possible investment
    loss of $3,300 ($7,140 in 1996)                  $ 4,900         $ 8,900
  Land                                                   230             230
  Mortgage loan receivable                             1,270           1,270
                                                     -------         -------
                                                       6,400          10,400

Cash and cash equivalents                              6,795           2,637
Interest and land rent receivable                         21              10
Accounts receivable                                       48              87
Prepaid expenses                                          19              27
Deferred expenses, net of accumulated
   amortization of $43 ($38 in 1996)                      20              25
                                                     -------         -------
                                                     $13,303         $13,186
                                                     =======         =======

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                       $     33        $     33
Accounts payable and accrued expenses                    298             307
Tenant security deposits                                  88              85
Deferred management fees                                 245             245
                                                     -------         -------
        Total liabilities                                664             670

Partners' capital:
  General Partners:
   Capital contributions                                   1               1
   Cumulative net income                                  90              83
   Cumulative cash distributions                        (190)           (185)
   Limited Partners ($50 per Unit, 776,988
     Units issued and outstanding):
    Capital contributions, net of offering costs      34,968          34,968
    Cumulative net income                              4,831           4,181
    Cumulative cash distributions                    (27,061)        (26,532)
                                                     -------         -------
        Total partners' capital                       12,639          12,516
                                                     -------         -------
                                                     $13,303         $13,186
                                                     =======         =======







                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                            STATEMENTS OF OPERATIONS
               For the years ended August 31, 1997, 1996 and 1995
                      (In thousands, except per Unit data)

                                              1997        1996        1995
                                              ----        ----        ----
Revenues:
   Interest from mortgage loan             $   114     $   114     $   114
   Land rent                                    25          34          35
   Other interest income                       132         132         151
                                           -------     -------     -------
                                               271         280         300

Expenses:
   Management fees                             137         136         139
   General and administrative                  316         317         349
   Amortization of deferred expenses             5           5           5
                                           -------     -------     -------
                                               458         458         493
                                           -------     -------     -------
Operating loss                                (187)       (178)       (193)

Investment properties held for sale:
  Provision for possible investment loss         -      (1,000)     (1,000)
  Income from investment
   properties held for sale, net               463         467         480
  Gain on sale of investment property          381           -           -
                                           -------     -------     -------
                                               844        (533)       (520)
                                           -------     -------     -------

Net income (loss)                          $   657    $   (711)   $   (713)
                                           =======    ========    ========

Net income (loss) per Limited
  Partnership Unit                          $ 0.84     $ (0.91)    $ (0.91)
                                            ======     =======     =======

Cash distributions per Limited
  Partnership Unit                          $ 0.68     $  0.51     $  0.99
                                            ======     =======     =======

      The above net income (loss) and cash distributions per Limited Partnership
Unit  are  based  upon  the  776,988  Units  of  Limited  Partnership   Interest
outstanding during each year.
















                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the years ended August 31, 1997, 1996 and 1995
                                 (In thousands)

                                      General      Limited
                                      Partners     Partners          Total
                                      --------     --------          -----

Balance at August 31, 1994          $    (75)     $ 15,194         $ 15,119

Net loss                                  (7)         (706)            (713)

Cash distributions                        (8)         (772)            (780)
                                     --------    ----------       ----------

Balance at August 31, 1995               (90)       13,716           13,626

Net loss                                  (7)         (704)            (711)

Cash distributions                        (4)         (395)            (399)
                                     --------    ----------       ----------

Balance at August 31, 1996              (101)       12,617           12,516

Net income                                 7           650              657

Cash distributions                        (5)         (529)            (534)
                                     --------    ----------       ----------
Balance at August 31, 1997           $   (99)     $ 12,738         $ 12,639
                                     ========    ==========       ==========


























                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                               1997         1996          1995
                                               ----         ----          ----
Cash flows from operating activities:
  Net income (loss)                       $     657     $   (711)    $    (713)
  Adjustments to reconcile net
     income (loss) to net cash
     provided by operating activities:
   Gain on sale of investment property         (381)           -             -
   Provision for possible investment loss         -        1,000         1,000
   Amortization of deferred expenses              5            5             5
   Changes in assets and liabilities:
     Interest and land rent receivable          (11)           -             -
     Accounts receivable                         39          (61)           62
     Prepaid expenses                             8          (10)            7
     Accounts payable and accrued expenses       (9)         115            60
     Tenant security deposits                     3            6            16
                                          ---------    ---------     ---------
       Total adjustments                       (346)       1,055         1,150
                                          ---------    ---------     ---------
       Net cash provided by
          operating activities                  311          344           437

Cash flows from investing activities:
   Proceeds from sale of
     investment property                      4,381            -             -

Cash flows from financing activities:
   Distributions to partners                   (534)        (399)         (780)
                                          ---------    ---------     ---------

Net increase (decrease) in cash and
  cash equivalents                            4,158          (55)         (343)

Cash and cash equivalents,
  beginning of year                           2,637        2,692         3,035
                                          ---------    ---------     ---------

Cash and cash equivalents, end of year     $  6,795     $  2,637      $  2,692
                                           ========     ========      ========



















                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                          NOTES TO FINANCIAL STATEMENTS





1.   Organization and Nature of Operations
     -------------------------------------

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

      The Partnership originally owned land and made first mortgage loans secured by buildings with respect to four operating investment properties. To date, the Partnership has sold or been prepaid on its investments with respect to two of the original operating properties, including one during fiscal 1997. As of August 31, 1997, one of the Partnership's mortgage loan and land lease investments on the original properties was still outstanding, and the Partnership owned one operating property directly as a result of foreclosing under the terms of its mortgage loan receivable. See Notes 4 and 5 for a further discussion of the Partnership's remaining real estate investments.

      As discussed further in Notes 4 and 5, the Partnership expects to be prepaid during fiscal 1998 on the remaining mortgage loan and land investments and plans to market the wholly-owned property for sale in the near term. The disposition of all of the remaining real estate assets would be followed by a liquidation of the Partnership which could be accomplished prior to the end of calendar 1998. There are no assurances, however, that the disposition of the remaining assets and the liquidation of the Partnership will be completed within this time frame.

2.   Use of Estimates and Summary of Significant Accounting Policies
     ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1997 and 1996 and revenues and expenses for each of the three years in the period ended August 31, 1997. Actual results could differ from the estimates and assumptions used.

      The Partnership's investments in land subject to a ground lease is carried at the lower of cost or an amount less than cost if indicators of impairment are present in accordance with statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which was adopted in fiscal 1997. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The Partnership generally assesses indicators of impairment by a review of independent appraisal reports on each operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

      Investment properties held for sale represent assets acquired by the Partnership through foreclosure proceedings on first mortgage loans. In accordance with SFAS No. 121, the Partnership's policy is to carry these assets at the lower of cost or estimated fair value (net of selling expenses). The Partnership's cost basis is equal to the fair value of the assets at the date of foreclosure. Declines in the estimated fair value of the assets subsequent to foreclosure are recorded through the use of a valuation allowance. Subsequent increases in the estimated fair value of the assets result in reductions of the valuation allowance, but not below zero. All costs incurred to hold the assets, including capital improvements and leasing costs, are charged to expense and no depreciation expense is recorded.

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

      The mortgage loan receivable and cash and cash equivalents appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of cash and cash equivalents approximates its fair value as of August 31, 1997 and 1996 due to the short-term maturities of these instruments. Information regarding the fair value of the Partnership's mortgage loan receivable is provided in Note 4. The fair value of the mortgage loan receivable is estimated using discounted cash flow analysis and further considers an independent appraisal of the underlying collateral property. Such appraisal makes use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis.

      No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3.   The Partnership Agreement and Related Party Transactions
     --------------------------------------------------------

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

      The Adviser has been contracted to perform specific management responsibilities; to administer day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a base management fee of 1/2 of 1% of the gross proceeds of the offering, in addition to the asset management fee described above, for these services. The Adviser earned base and asset management fees totalling $137,000, $136,000 and $139,000 for the years ended August 31, 1997, 1996 and 1995, respectively. Accounts payable - affiliates at both August 31, 1997 and 1996 includes $33,000 of management fees payable to the Adviser. In accordance with the Partnership Agreement, management fees payable in respect to any fiscal year ending prior to December 1, 1987 were to be deferred to the extent that cash distributions were insufficient to provide a 9% non-cumulative annual return to the limited partners in respect to such fiscal year. Any portion of the management fees so deferred ($245,000 at August 31, 1997 and 1996) are to be paid (without interest) from cash distributions in any succeeding fiscal year after the limited partners have received a 9% annual return for that fiscal year or from Residual Proceeds, as defined.

      The Managing General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

      Included in general and administrative expenses for the years ended August 31, 1997, 1996 and 1995 is $140,000, $127,000 and $157,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $8,000, $10,000, and $5,000 for the years ended August 31, 1997, 1996 and 1995, respectively, (included in general and administrative expenses) for managing the Partnership's cash assets.

4.   Mortgage Loan and Land Investments
     ----------------------------------

      The following first mortgage loan was outstanding at August 31, 1997 and 1996 (in thousands):

                                                                 Date of Loan
      Property            Amount of Loan        Interest Rate    and Maturity
      --------          ------------------      -------------    ------------
                        1997        1996
                        ----        ----

     Park South        $ 1,270    $ 1,270          9.00%         12/29/88
     Charlotte, NC                                               12/28/01

      The loan is secured by a first mortgage on the Park South Apartments property, the owner's leasehold interest in the land and an assignment of all tenant leases. Interest is payable monthly and the principal is due at maturity. The first mortgage loan secured by the Park South Apartments is scheduled to mature on December 28, 2001, however, it opens to prepayment without penalty on December 29, 1997. Subsequent to the end of fiscal 1997, the owner of the Park South Apartments has indicated that it may prepay the first leasehold mortgage loan and repurchase the underlying land described below in early 1998 in conjunction with a sale of the property. There are no assurances, however, that this sale transaction and the resulting prepayment of the Partnership's investments will occur within this time frame. The fair value of the Park South loan, which does not become prepayable until December 1997, approximates its carrying value as of August 31, 1997.

      In relation to the above-mentioned mortgage loan, the following land purchase-leaseback transaction had also been entered into as of August 31, 1997 and 1996 (in thousands):

                           Cost of Land
      Property             to the Partnership          Annual Base Rental
      --------             ------------------          ------------------
                           1997      1996
                           ----      ----

      Park South         $  230    $  230             $ 21 through 12/28/28

      The Partnership owns a 23% interest in the land underlying the Park South Apartments and has an equivalent interest in the first mortgage loan secured by the operating property. The remaining 77% interest in the land and mortgage loan receivable is owned by an affiliated partnership, Paine Webber Qualified Plan Property Fund Four, LP. The land lease has a term of 40 years. Among the provisions of the lease agreement, the Partnership is entitled to additional rent based upon gross revenues in excess of a base amount, as defined. The
Partnership received $4,000, $13,000 and $14,000 of additional rent from its Park South land lease during fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The lessee has the option to repurchase the land, beginning in December of 1997, at a price based on the fair market value, as defined, but not less than the original cost to the Partnership.

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

5.   Investment Properties Held for Sale
     -----------------------------------

      At August 31, 1997, the Partnership owned one operating investment property (two at August 31, 1996) directly as a result of foreclosure proceedings prompted by defaults under the terms of the first mortgage loan held by the Partnership. As discussed further below, on August 25, 1997 the Partnership sold one of its wholly-owned operating investments properties, the Spartan Place Shopping Center, to an unrelated third party for $4,450,000. The balance of investment properties held for sale on the accompanying balance sheet at August 31, 1997 and 1996 is comprised of the following net carrying values (in thousands):

                                          1997              1996
                                          ----              ----

      Hacienda Plaza                   $  4,900          $  4,900
      Spartan Place Shopping Center           -             4,000
                                       --------          --------
                                       $  4,900          $  8,900
                                       ========          ========

      Descriptions of the transactions through which the Partnership acquired these properties and of the properties themselves are summarized below:


Hacienda Plaza
--------------

      The Partnership assumed ownership of Hacienda Plaza on June 22, 1990. The property, which is comprised of 78,415 square feet of leasable office/retail space, was 92% leased as of August 31, 1997. The property, which is located in Pleasanton, California, had operated below breakeven from the inception of the Partnership's mortgage loan and land investment in 1986 and, therefore, had not been generating sufficient cash flow to cover the mortgage interest and land rent payments due to the Partnership. Rather than continue to support the cash flow shortfalls to keep the mortgage loan current, the borrower agreed to transfer the property's title to the Partnership. The combined balance of the land and the mortgage loan investments at the time title was transferred was $9,789,000. The estimated fair value of the operating property at the date of foreclosure was $8,200,000. Accordingly, a write-down of $1,589,000 was recorded in fiscal 1990. During fiscal 1994, 1993, 1992 and 1991, the Partnership recorded provisions for possible investment loss of $400,000, $900,000, $562,000 and $1,438,000, respectively, to write down the net carrying value of the Hacienda Plaza investment property to reflect additional declines in its estimated fair value, net of selling expenses. The net carrying value of the investment property as of both August 31, 1997 and 1996 was $4,900,000, which is net of a valuation allowance of $3,300,000.

Spartan Place Shopping Center
-----------------------------

      The Partnership assumed ownership of the Spartan Place Shopping Center, in Spartanburg, South Carolina, on February 12, 1991. The property consists of 151,489 square feet of leasable retail space. Rather than continue to support the cash shortfalls between the cash flow from property operations and required debt service to keep the mortgage loan current, the borrower agreed to transfer the title to the property to the Partnership in fiscal 1991. The combined balance of the land and the mortgage loan investment at the time title was transferred, including the unamortized balance of deferred costs associated with the original acquisition of the Spartan Place investments, was $8,419,000. Management estimated that the fair value of the property, net of selling expenses, at the time of the foreclosure was $7,840,000. Accordingly, a loss of $579,000 was recorded in fiscal 1991 to adjust the carrying value to this estimate and the investment was reclassified to investment properties held for sale. During fiscal 1996, 1995, 1994 and 1992, the Partnership recorded provisions for possible investment loss of $1,000,000, $1,000,000, $900,000 and $940,000, respectively, to write down the net carrying value of the Spartan Place investment property to reflect additional declines in its estimated fair value, net of selling expenses. The net carrying value of the investment property was $4,000,000 as of August 31, 1996. Such carrying value was net of a valuation allowance of $3,840,000.

      On August 25, 1997, the Partnership sold the Spartan Place property to an unrelated third party for $4,450,000. After closing costs and adjustments, the Partnership realized net proceeds of approximately $4,381,000 from the sale of Spartan Place. As a result of the sale of the Spartan Place Shopping Center, a Special Distribution of approximately $5,750,000, or $148 per original $1,000 investment, was made on October 15, 1997 to unitholders of record as of August 25, 1997. The Special Distribution included the net proceeds from the sale of the Spartan Place Shopping Center as well as substantially all of the proceeds of the $1.5 million letter of credit that was collected from the Spartan Place borrower at the time of the original default and foreclosure on February 12, 1991. Approximately $180,000 of those proceeds were retained by the Partnership to provide for the capital needs of the Partnership's wholly-owned Hacienda Plaza property. As previously reported, the Partnership had begun to examine the possibility of selling Spartan Place in fiscal 1996 and had engaged in selective marketing efforts over the past two years. After careful evaluation of the potential benefits of a sale in an "as-is" condition versus the risks of continuing to search for tenants to replace the two anchor stores that closed their operations during fiscal year 1995, an agreement was signed during the third quarter of fiscal 1997 which gave a prospective third-party buyer a 60-day exclusive right to purchase the property. Although the agreement expired during the fourth quarter, negotiations continued with this prospective buyer and eventually resulted in the sale of the Spartan Place Shopping Center on August 25, 1997. The sale price of $4,450,000, while substantially less than the Partnership's original investments in the land and mortgage loan secured by Spartan Place, of $9.8 million, compares favorably with the most recent independent appraisal of the property. Due to the Spartan Place Special Distribution and the resulting decrease in the Partnership's cash flow, it is anticipated that the Partnership's annualized distribution rate will be adjusted from 2% to 1% beginning with the distribution for the quarter ending November 30, 1997, which will be made on January 15, 1998.

      The Partnership recognizes income from the investment properties held for sale in the amount of the excess of the properties' gross revenues over property operating expenses (including capital improvement expenses and leasing commissions), taxes, insurance and other expenses. Combined summarized operating results for Hacienda Plaza and Spartan Place (through the date of sale) for the years ended August 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                 1997       1996        1995
                                                 ----       ----        ----
    Revenues:
        Rental income and
          expense reimbursements             $  1,661    $  1,558    $  1,914
        Other income                               13          44          12
                                             --------    --------    --------
                                                1,674       1,602       1,926

    Expenses:
        Property operating expenses               445         403         812
        Property taxes and insurance              330         322         367
        Administrative and other expenses         436         410         267
                                             --------    --------    --------
                                                1,211       1,135       1,446
                                             --------    --------    --------
    Income from investment
       properties held for sale, net         $    463    $    467    $    480
                                             ========    ========    ========

6.   Leases
     ------

      The Hacienda Plaza investment property has operating leases with tenants which provide for fixed minimum rents and reimbursements of certain operating costs. Rental revenues are recognized on a straight-line basis over the life of the related lease agreements. Minimum future rental revenues to be received by the Partnership under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

    Year ending August 31,             Amount
    ----------------------             ------

         1998                       $    928
         1999                            815
         2000                            660
         2001                            403
         2002                            131
         Thereafter                       35
                                    --------
                                    $  2,972
                                    ========

7.   Subsequent Event
     ----------------

      On October 15, 1997, the Partnership distributed $1,000 to the General Partners, $132,000 to the Limited Partners, and paid $2,000 to the Adviser as an asset management fee for the quarter ended August 31, 1997. Also, on the same date, a special distribution was made to the Limited Partners in the amount of approximately $5,750,000, representing the net proceeds from the sale of the Spartan Place Shopping Center as discussed further in Note 5.



Schedule III - Real Estate Owned
                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
                                 August 31, 1997
                                 (In thousands)

                                       Gross Amount at
                      Cost of            Which Carried     Date of
                      Investment to      at Close of       Original        Size of
 Description          Partnership (A)    Period  (A)       Investment   Investment
 -----------          --------------     -----------       ----------   ----------

Retail and Office
 Complex
Pleasanton, CA         $ 9,789           $ 8,200 (1)       8/15/86     78,415
                                                                       rentable
                                                                       square feet on
                                                                       6.3 acres of
                                                                       land
Land underlying
apartment complex (B)
Charlotte, NC              230               230          12/29/88     19 acres
                      --------          --------
                      $ 10,019          $  8,430
                      ========          ========

Notes:
    (A) These amounts represent the original cost of each investment and the gross amount at which these investments are carried on the balance sheet at August 31, 1997. The aggregate cost for federal income tax purposes at August 31, 1997 is approximately $9,141,000.

    (B) A senior mortgage on the apartment property in North Carolina is held by PaineWebber Mortgage Partners Five, L.P. See Schedule IV.

    (C) Reconciliation of real estate owned:
                                            1997        1996         1995
                                            ----        ----         ----

      Balance at beginning of year       $16,270     $16,270      $16,270
      Dispositions during the year (2)    (7,840)          -            -
                                         -------     -------      -------
      Balance at end of year             $ 8,430     $16,270      $16,270
                                         =======     =======      =======

    (1) The Partnership assumed ownership of Hacienda Plaza, in Pleasanton, California, on June 22, 1990 as the result of foreclosure proceedings. The cost of the land and balance of the mortgage loan at the time title was transferred was $9,789,000. The Partnership recorded a $1,589,000 write-down to reflect the estimate of the property's fair value at the time of the foreclosure. During fiscal 1994, 1993, 1992 and 1991, the Partnership recorded provisions for possible investment loss of $400,000, $900,000, $562,000 and $1,438,000, respectively, to provide for further declines in the estimated fair value, net of selling expenses, of the Hacienda Plaza investment property. The net carrying value of the investment on the Partnership's balance sheet at August 31, 1997 amounted to $4,900,000. See Note 5 to the financial statements for a further discussion.

    (2) The Partnership sold the Spartan Place Shopping Center, in Spartanburg, South Carolina, on August 25, 1997 to an unrelated third party for $4,450,000. After closing costs and adjustments, the Partnership realized net proceeds of approximately $4,381,000. See Note 5 to the financial statements for a further discussion.

Schedule IV - Investments in Mortgage Loans on Real Estate

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
                                 August 31, 1997
                                 (In thousands)
                                                                                                               Principal
                                                                                                               amount of
                                                                                                               loans subject
                                                                                                 Carrying      to delinquent
                                        Final maturity    Periodic              Face amount of   amount of     principal
  Description         Interest rate     Date              payment terms         mortgage         mortgage      or interest
  -----------         -------------     --------------    -------------         --------         --------      -----------
First Mortgage Loans:

Apartment Complex      9%               December 28, 2001   Interest monthly,    $ 1,270           $ 1,270         -
Charlotte, NC                                               principal at         =======           =======
                                                            maturity



                                                  1997         1996       1995
                                                  ----         ----       ----

      Balance at beginning of year            $  1,270     $  1,270   $  1,270
      Additions during the year                     -            -           -
      Reductions during the year                    -            -           -
                                              --------     --------   --------
      Balance at end of year                  $  1,270     $  1,270   $  1,270
                                              ========     ========   ========


