Form 10-Q
period 1997-11-30
PAINEWEBBER MORTGAGE PARTNERS FIVE L P
filed 1998-01-12
CIK 779339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------

                                    FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

                                       OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from _______to _____.

                         Commission File Number: 0-17149

                 PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
                 ----------------------------------------
          (Exact name of registrant as specified in its charter)

           Delaware                                     04-2889712
-------------------------------                       ---------------
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                         Identification No.)

265 Franklin Street, Boston, Massachusetts 02110
------------------------------------------------
(Address of principal executive offices) Zip Code)

Registrant's telephone number, including area code (617) 439-8118
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No.|_|

                 PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                                 BALANCE SHEETS
                November 30, 1997 and August 31, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                  November 30   August 31
                                                  -----------   ---------
Real estate investments:
   Investment properties held for sale, net        $  4,900     $  4,900
   Land                                                 230          230
   Mortgage loan receivable                           1,270        1,270
                                                   --------     --------
                                                      6,400        6,400

Cash and cash equivalents                             1,007        6,795
Interest and land rent receivable                        10           21
Accounts receivable                                      63           48
Prepaid expenses                                         13           19
Deferred expenses, net                                   19           20
                                                   --------     --------
                                                   $  7,512     $ 13,303
                                                   ========     ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $     29     $     33
Accounts payable and accrued expenses                   212          298
Tenant security deposits                                 87           88
Deferred management fees                                245          245
Partners' capital                                     6,939       12,639
                                                   --------     --------
                                                   $  7,512     $ 13,303
                                                   ========     ========












                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                              STATEMENTS OF INCOME
        For the three months ended November 30, 1997 and 1996 (Unaudited)
                     (In thousands, except per Unit amounts)


                                                1997              1996
                                                ----              ----

Revenues:
   Interest from mortgage loan                $     29          $     29
   Land rent                                        11                 5
   Other interest income                            59                32
                                              --------          --------
                                                    99                66

Expenses:
   Management fees                                  31                34
   General and administrative                       61                62
   Amortization of deferred expenses                 1                 1
                                              --------          --------
                                                    93                97
                                              --------          --------

Operating income (loss)                              6               (31)

Income from operations of investment
   properties held for sale, net                   177               151
                                              --------          --------

Net income                                    $    183          $    120
                                              ========          ========

Net income per Limited
  Partnership Unit                               $0.23             $0.15
                                                 =====             =====

Cash distributions per Limited
  Partnership Unit                               $7.57             $0.17
                                                 =====             =====

   The above net income and cash distributions per Limited Partnership Unit are based upon the 776,988 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.





                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the three months ended November 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                    General       Limited
                                                    Partners      Partners
                                                    --------      --------

Balance at August 31, 1996                           $(101)        $12,617
Net income                                               1             119
Cash distributions                                      (1)           (132)
                                                     -----         -------
Balance at November 30, 1996                         $(101)        $12,604
                                                     =====         =======

Balance at August 31, 1997                           $ (99)        $12,738
Net income                                               2             181
Cash distributions                                      (1)         (5,882)
                                                     -----         -------
Balance at November 30, 1997                         $ (98)        $ 7,037
                                                     =====         =======






















                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                            STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                          1997      1996
                                                          ----      ----
Cash flows from operating activities:
  Net income                                           $    183   $   120
  Adjustments to reconcile net income
    to net cash provided by operating activities:
   Amortization of deferred expenses                          1        1
   Changes in assets and liabilities:
     Accounts receivable                                     (4)      30
     Prepaid expenses                                         6        8
     Accounts payable - affiliates                           (4)       -
     Accounts payable and accrued expenses                  (86)     (39)
     Tenant security deposits                                (1)      (1)
                                                       --------   ------
      Total adjustments                                     (88)      (1)
                                                       --------   ------
      Net cash provided by operating activities              95      119

Cash flows from financing activities:
  Distributions to partners                              (5,883)    (133)
                                                       --------   ------

Net decrease in cash and cash equivalents                (5,788)     (14)

Cash and cash equivalents, beginning of period            6,795    2,637
                                                       --------   ------

Cash and cash equivalents, end of period               $  1,007   $2,623
                                                       ========   ======











                             See accompanying notes.

                 PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
                          Notes to Financial Statements
                                   (Unaudited)


1.  General
    -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended August 31, 1997. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1997 and August 31, 1997 and revenues and expenses for the three-month periods ended November 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Mortgage Loan and Land Investments
    ----------------------------------

      The following first mortgage loan was outstanding at November 30, 1997 and August 31, 1997 (in thousands):

                                                                 Date of
          Property            Amount of Loan  Interest Rate      Loan and Term
          --------            --------------  -------------      -------------

     Park South Apartments         $1,270         9%             12/29/88
     Charlotte, North Carolina                                   13 years

      The loan is secured by a first mortgage on the property and an assignment of all tenant leases. Interest is payable monthly and the principal is due at maturity, in December 2001.

      The fair value of the Park South loan, which became prepayable subsequent to the end of the first quarter, in December 1997, has been estimated using discounted cash flow analysis and approximated the loan's carrying value as of November 30, 1997 and August 31, 1997.

      In   addition   to  the  above   mortgage   loan,   the   following   land
purchase-leaseback transaction had also been entered into as of November 30, 1997 and August 31, 1997 (in thousands):

                                 Cost of Land
         Property                to the Partnership       Annual Base Rent
         --------                ------------------       ----------------

     Park South Apartments           $  230               $21 through 12/28/28

      The land lease has a term of 40 years. Among the provisions of the lease agreement, the Partnership is entitled to additional rent based upon gross revenues in excess of a base amount, as defined. The Partnership received additional rent of $6,000 during the three-month period ended November 30, 1997. No additional rent was received during the quarter ended November 30, 1996. The lessee has the option to repurchase the land for a specified period of time beginning in December of 1997 at a price based on the fair market value, as defined, but not less than the original cost to the Partnership.

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

3.  Investment Properties Held for Sale
    -----------------------------------

      At November 30, 1997 and August 31, 1997, the Partnership owned one operating investment property (Hacienda Plaza) directly as a result of foreclosure proceedings resulting from uncured defaults under the terms of a first mortgage loan held by the Partnership. Until August 1997, the Partnership had owned another operating property (Spartan Place) that it had acquired through foreclosure proceedings. As discussed further below, this property was sold to a third party on August 25, 1997. Descriptions of the transactions through which the Partnership acquired these properties and of the properties themselves are summarized below:

      Hacienda Plaza
      --------------

      The Partnership assumed ownership of Hacienda Plaza on June 22, 1990. The property, which is comprised of 78,415 square feet of leasable office and retail space in Pleasanton, California, was 93% leased as of November 30, 1997. The combined balance of the land and the mortgage loan investments at the time title was transferred to the Partnership was $9,789,000. The estimated fair value of the operating property at the date of foreclosure was $8,200,000. Accordingly, a write-down of $1,589,000 was recorded in fiscal 1990. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $3,300,000 to write down the net carrying value of the Hacienda Plaza investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of the Hacienda Plaza investment property at both November 30, 1997 and August 31, 1997 is $4,900,000.

      Spartan Place Shopping Center
      -----------------------------

      The Partnership assumed ownership of the Spartan Place Shopping Center, which is a 151,489 square foot retail center in Spartanburg, South Carolina, on February 12, 1991. The combined balance of the land and the mortgage loan investment at the time title was transferred, including the unamortized balance of deferred costs associated with the original acquisition of the Spartan Place investments, was $8,419,000. Management estimated that the fair value of the property, net of selling expenses, at the time of the foreclosure was $7,840,000. Accordingly, a loss of $579,000 was recorded in fiscal 1991 to adjust the carrying value to this estimate and the investment was reclassified to investment properties held for sale. Subsequent to the date of the foreclosure, the Partnership recorded provisions for possible investment loss totalling $3,840,000 to write down the net carrying value of the Spartan Place investment property to reflect additional declines in its estimated fair value, net of selling expenses. On August 25, 1997, the Partnership sold the Spartan Place property to an unrelated third party for $4,450,000. After closing costs and adjustments, the Partnership realized net proceeds of approximately $4,381,000 from the sale of Spartan Place. As a result of the sale of the Spartan Place Shopping Center, a Special Distribution of approximately $5,750,000, or $148 per original $1,000 investment, was made on October 15, 1997 to unitholders of record as of August 25, 1997. The Special Distribution included the net proceeds from the sale of the Spartan Place Shopping Center as well as substantially all of the proceeds of the $1.5 million letter of credit that was collected from the Spartan Place borrower at the time of the original default and foreclosure on February 12, 1991. Approximately $180,000 of those proceeds were retained by the Partnership to provide for the potential capital needs of the Partnership's wholly-owned Hacienda Plaza property.

      The Partnership recognizes income from its investment properties held for sale in the amount of the excess of the properties' gross revenues over the sum of property operating expenses (including capital improvement expenses and leasing commissions), taxes and insurance. Combined summarized operating results for Hacienda Plaza for the three-month period ended November 30, 1997 and for Hacienda Plaza and Spartan Place for the three-month period ended November 30, 1996 are as follows (in thousands):

                                             1997           1996
                                             ----           ----

     Revenues:
      Rental income and
        expense reimbursements               $  347         $  394
      Other income                                3              2
                                             ------         ------
                                                350            396

     Expenses:
      Property operating expenses               105            161
      Property taxes and insurance               68             84
                                             ------         ------
                                                173            245
                                             ------         ------
     Income from operations of
       investment properties held
       for sale, net                         $  177         $  151
                                             ======         ======

4.  Related Party Transactions
    --------------------------

      The Adviser earned basic management fees of $31,000 and $34,000 for the three-month periods ended November 30, 1997 and 1996, respectively. Accounts payable - affiliates at November 30, 1997 and August 31, 1997 consists of management fees of $29,000 and $33,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for the three months ended November 30, 1997 and 1996 is $33,000 and $36,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three months ended November 30, 1997 and 1996 is $4,000 and $3,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L. P.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      On August 25, 1997, the Partnership sold the Spartan Place property to an unrelated third party for $4,450,000. After closing costs and adjustments, the Partnership realized net proceeds of approximately $4,381,000 from the sale of Spartan Place. As a result of the sale of the Spartan Place Shopping Center, a Special Distribution of approximately $5,750,000, or $148 per original $1,000 investment, was made on October 15, 1997 to unitholders of record as of August 25, 1997. The Special Distribution included the net proceeds from the sale of the Spartan Place Shopping Center as well as substantially all of the proceeds of the $1.5 million letter of credit that was collected from the Spartan Place borrower at the time of the original default and foreclosure on February 12, 1991. Approximately $180,000 of those proceeds were retained by the Partnership to provide for the potential capital needs of the Partnership's wholly-owned Hacienda Plaza property. As previously reported, the Partnership had begun to examine the possibility of selling Spartan Place in fiscal 1996 and had engaged in selective marketing efforts over the past two years. After careful evaluation of the potential benefits of a sale in an "as-is" condition versus the risks of continuing to search for tenants to replace the two anchor stores that closed their operations during fiscal 1995, an agreement was signed during the third quarter of fiscal 1997 which gave a prospective third-party buyer a 60-day exclusive right to purchase the property. Although the agreement expired during the fourth quarter of fiscal 1997, negotiations continued with this prospective buyer and eventually resulted in the sale of the Spartan Place Shopping Center on August 25, 1997. The sale price of $4,450,000, while substantially less than the Partnership's original investment of $9.8 million in the land and mortgage loan secured by Spartan Place, compares favorably with the most recent independent appraisal of the property. Due to the Spartan Place Special Distribution and the resulting decrease in the Partnership's cash flow, the Partnership's annualized distribution rate has been adjusted from 2% to 1% beginning with the distribution for the quarter ended November 30, 1997, which will be made on January 15, 1998.

      With the sale of Spartan Place, the Partnership has two remaining real estate assets which consist of the mortgage loan and ground lease secured by the Park South Apartments and the wholly-owned Hacienda Plaza, a mixed-use office/retail property. The first mortgage loan secured by Park South opened to prepayment without penalty subsequent to the quarter-end, on December 29, 1997. As discussed further below, the borrower of the mortgage loan secured by Park South has indicated an intent to prepay the loan and repurchase the underlying land in early calendar year 1998. In addition, as discussed further below, the Partnership is currently working on a leasing program at Hacienda Plaza that is expected to increase the value of the property and position it for a possible sale in the near term. Given the Park South owner's indication of its intent to prepay the first mortgage loan and repurchase the underlying land and management's intent to market the Hacienda Plaza property for sale in 1998, it is possible that a liquidation of the Partnership could be completed in calendar year 1998. However, there are no assurances that the disposition of the remaining real estate assets and the liquidation of the Partnership will be completed within this time frame.

      The wholly-owned Hacienda Plaza office and retail complex was 93% leased as of November 30, 1997, up from 92% as of August 31, 1997. As previously reported, overall occupancy levels for the local Pleasanton, California office market have improved considerably over the past two years, reaching the mid-to-high 90% range. Such improvement is primarily the result of the resurgence in the growth of the high technology industries. As a result, rental rates in the Pleasanton office market have been improving during this period as well. In addition, a significant number of build-to-suit office and multi-family residential properties have been constructed within the past year in the planned development area in which Hacienda Plaza is located, which has substantially reduced the amount of available land that could be developed for competing speculative office properties. As a result of these conditions, operations of the Hacienda Plaza investment property have stabilized after several years of intense local office and retail market competition. During the past six months, leases representing approximately 35% of the center's rentable area were renewed. Because market rents have been increasing, these leases have been renewed or signed at significantly higher rental rates. Over the next two years, 22% of the property's leases will expire (10% in calendar 1998 and 12% in 1999). The occupancy in the retail portion of the property remained at 97% during the first quarter of fiscal 1998, unchanged from the fourth quarter of fiscal 1997. Only one retail space of approximately 1,100 square feet remains available for lease at Hacienda Plaza. Occupancy of the office portion of the property increased to 91% as of November 30, 1997, up from a level of 89% as of August 31, 1997. As discussed further in the Annual Report, negotiations were underway with two prospective new office tenants as of the fiscal year-end. While one of these potential tenants never executed a lease, a lease was signed with the other tenant to occupy approximately 2,400 square feet of space. In addition, two current tenants decided to renew their leases during the first quarter at significantly higher rental rates. Two smaller tenants occupying a total of approximately 1,700 square feet of space decided not to renew when their leases expired during the quarter. In response to changing market conditions in recent months, the leasing and management teams at Hacienda Plaza have sought to combine some of the smaller vacant units that are adjacent to one another into larger units in the 2,000-4,000 square foot range. Spaces of this size seem to be in higher demand than spaces under 2,000 square feet in the Pleasanton market, and the property's leasing team reports that these larger, combined spaces are generating increased interest from prospective tenants. The leasing team is currently negotiating with two prospective new tenants, one of which is interested in one of the new combined spaces. These two new tenants would potentially occupy a total of approximately 3,700 square feet. As discussed in the Annual Report, plans have been developed to improve the common areas of the office portion of the property. These improvements are expected to be completed during the second quarter of fiscal 1998. Also, an exterior stairway to the office portion of the property was replaced during the first quarter, and a project to improve the exterior lighting around the retail portion of the property commenced.

      Occupancy at the Park South Apartments in Charlotte, North Carolina, averaged 95% for the quarter ended November 30, 1997, compared to 92% for the previous quarter. The property management team attributes the increase in occupancy to the continued selective use of rental concessions on new leases and conservative rental rate increases on renewals. Operations of the property continue to fully support the debt service and ground lease payments owed to the Partnership despite a weakening in market conditions for existing properties in the greater Charlotte area over the past year. A significant number of new apartment units have been added to the overall Charlotte market during this time period, including several hundred new units which are in Park South's sub-market, and a substantial amount of additional units are currently either under construction or in the planning stages. In order to remain competitive with these new units, Park South currently offers reduced rental rates and/or discounted move-in rates to prospective tenants. As an incentive to renew leases, current tenants are offered minimal increases at the expiration of their leases. The use of rental concessions and renewal incentives is expected to continue for the near term. Notwithstanding the current market conditions, management believes that the long-term prospects for the Park South property remain positive due to the property's strong position within the marketplace and the region's outlook for job and population growth over the next several years.

      The first mortgage loan secured by Park South matures on December 28, 2001; however, it opened to prepayment without penalty subsequent to the quarter-end, on December 29, 1997. The owner of the Park South Apartments has recently indicted that it may prepay the first leasehold mortgage loan and repurchase the underlying land in early 1998 in conjunction with a sale of the property. However, there are no assurances that this sale transaction and the resulting prepayments of the Partnership's investments will occur within this time frame. The Partnership's Park South land investment contains a participation feature which entitles the Partnership to share in the appreciation of the property upon a sale or refinancing. Based on recent third-party valuations, this property has an estimated value that is higher than the Partnership's combined original loan and land investments. As a result, it is anticipated that the Partnership will realize its original net investments plus some portion of the appreciated value of the property when it is sold. If the sale of Park South closes in early calendar year 1998 as expected, the Partnership would likely begin to market the Hacienda Plaza property for sale during the second half of calendar 1998 with a goal of completing a sale and a liquidation of the Partnership by December 31, 1998.

     At November 30, 1997, the Partnership had available cash and cash equivalents of $1,007,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership, distributions to the partners and, if necessary, for capital improvements and/or leasing costs at Hacienda Plaza. The source of future liquidity and distributions to the partners is expected to be from the operations and future sale of the remaining wholly-owned investment property, mortgage interest and land rent payments from the Partnership's mortgage loan and ground lease investments, interest income on the Partnership's cash reserves, the repayment of the mortgage loan receivable and the sale of the underlying parcel of land.

Results of Operations
Three Months Ended November 30, 1997
------------------------------------

      The Partnership's net income increased by $63,000 for the three months ended November 30, 1997, when compared to the same period in the prior year. The increase in net income was due to a $26,000 increase in income from the operations of investment properties held for sale and a $37,000 decrease in the Partnership's operating loss. Income from operations of investment properties held for sale increased due to an increase in net operating income of $94,000 at Hacienda Plaza. Net operating income was higher at Hacienda Plaza mainly due to an $81,000 increase in rental income and decreases in capital expenditures and leasing commissions, which are expensed currently in accordance with the Partnership's accounting policy for assets held for sale. Rental income increased at Hacienda Plaza due to an increase in occupancy, from 84% at November 30, 1996 to 93% at November 30, 1997, as well as an increase in average rental rates over the past year.

      The Partnership's operating loss also decreased due to an increase in other interest income of $22,000. This increase in interest income is primarily due to the sale of Spartan Place during the fourth quarter of fiscal 1997 and the temporary investment of the net proceeds prior to the Special Distribution during the current period, as discussed further above. Also, the Partnership received $6,000 of additional land rent income from the Park South Apartments during the quarter ended November 30, 1997. No additional land rent was received during the first quarter of the prior fiscal year.

                               PART II
                          Other Information

Item 1. Legal Proceedings  NONE

Item 2. through 5.         NONE

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:   NONE

(b) Reports on Form 8-K:

      A Current Report on Form 8-K dated August 25, 1997 was filed by the registrant during the first quarter of fiscal 1998 to report the sale of the wholly-owned Spartan Place Shopping Center and is hereby incorporated by reference.

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




Dated:  January 9, 1998