Form 10-Q
period 1998-02-28
PAINEWEBBER MORTGAGE PARTNERS FIVE L P
filed 1998-04-13
CIK 779339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------

                                    FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

                                       OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from _______ to _______.

                         Commission File Number: 0-17149

                 PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
                 ----------------------------------------
          (Exact name of registrant as specified in its charter)


            Delaware                                          04-2889712
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

265 Franklin Street, Boston, Massachusetts                       02110
--------------------------------------------------------------------------------
 (Address of principal  executive offices)                      Zip Code)

Registrant's telephone number, including area code (617) 439-8118
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No.|_|

                 PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                                 BALANCE SHEETS
                February 28, 1998 and August 31, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                  February 28   August 31
                                                  -----------   ---------
Real estate investments:
   Investment properties held for sale, net         $ 4,900     $  4,900
   Land                                                   -          230
   Mortgage loan receivable                               -        1,270
                                                    -------     ---------
                                                      4,900        6,400

Cash and cash equivalents                             1,034        6,795
Interest and land rent receivable                         -           21
Accounts receivable                                      57           48
Prepaid expenses                                          7           19
Deferred expenses, net                                    -           20
                                                    -------     --------
                                                    $ 5,998     $ 13,303
                                                    =======     ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                       $    26     $     33
Accounts payable and accrued expenses                   121          298
Tenant security deposits                                 85           88
Deferred management fees                                245          245
Partners' capital                                     5,521       12,639
                                                    -------     --------
                                                    $ 5,998     $ 13,303
                                                    =======     ========












                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                              STATEMENTS OF INCOME
          For the three and six months ended February 28, 1998 and 1997
               (Unaudited) (In thousands, except per Unit amounts)

                               Three Months Ended      Six Months Ended
                                    February 28,           February 28,
                                -------------------   --------------------
                                 1998        1997        1998       1997
                                 ----        ----        ----       ----

Revenues:
   Interest from mortgage
     loan                     $   16    $    28        $    45    $    57
   Land rent                      23          6             34         11
   Other income                  100         30            159         62
                              ------    -------        -------    -------
                                 139         64            238        130
Expenses:
   Management fees                26         35             57         69
   General and administrative     58         65            119        127
   Amortization of deferred
     expenses                     19          1             20          2
                              ------    -------        -------    -------

                                 103        101            196        198
                              ------    -------        -------    -------

Operating income (loss)           36        (37)            42        (68)

Gain on sale of land             455          -            455          -

Income from operations of
   investment properties
   held for sale, net            125        128            302        279
                              ------    -------        -------    -------

Net income                    $  616    $    91        $   799    $   211
                              ======    =======        =======    =======

Net income per Limited
  Partnership Unit            $ 0.79    $  0.12        $  1.02    $  0.27
                              ======    =======        =======    =======

Cash distributions per
  Limited Partnership Unit    $ 2.62    $  0.17        $ 10.19    $  0.34
                              ======    =======        =======    =======

   The above net income and cash distributions per Limited Partnership Unit are based upon the 776,988 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.

                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
         For the six months ended February 28, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                                General        Limited
                                                Partners       Partners
                                                --------       --------

Balance at August 31, 1996                       $(101)        $12,617
Net income                                           2             209
Cash distributions                                  (3)           (264)
                                                 -----         -------
Balance at February 28, 1997                     $(102)        $12,562
                                                 =====         =======

Balance at August 31, 1997                       $ (99)        $12,738
Net income                                           8             791
Cash distributions                                  (2)         (7,915)
                                                 -----        --------
Balance at February 28, 1998                     $ (93)       $  5,614
                                                 ======       ========






















                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                            STATEMENTS OF CASH FLOWS
        For the six months ended February 28, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                   1998          1997
                                                   ----          ----
Cash flows from operating activities:
  Net income                                    $     799     $     211
  Adjustments to reconcile net income
    to net cash provided by operating
      activities:
   Gain on sale of land                              (455)            -
   Amortization of deferred expenses                   20             2
   Changes in assets and liabilities:
     Interest and land rent receivable                 21             -
     Accounts receivable                               (9)           12
     Prepaid expenses                                  12            16
     Accounts payable - affiliates                     (7)            -
     Accounts payable and accrued expenses           (177)         (164)
     Tenant security deposits                          (3)            7
                                                ---------     ---------
      Total adjustments                              (598)         (127)
                                                ---------     ---------
      Net cash provided by operating
        activities                                    201           84
                                                ---------     ---------

Cash flows from investing activities:
  Net proceeds from sale of land                      685             -
  Repayment of mortgage loan                        1,270             -
                                                ---------     ---------
      Net cash provided by operating
        activities                                  1,955            -
                                                ---------     ---------

Cash flows from financing activities:
  Distributions to partners                        (7,917)         (267)
                                                ----------    ---------

Net decrease in cash and cash equivalents          (5,761)         (183)

Cash and cash equivalents, beginning of period      6,795         2,637
                                                ---------     ---------

Cash and cash equivalents, end of period        $   1,034     $   2,454
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 28, 1998 and August 31, 1997 and revenues and expenses for the three- and six-month periods ended February 28, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

      As discussed further in Note 2, the Partnership's mortgage loan and land investments secured by the Park South Apartments were repaid in January 1998. Subsequent to this transaction, the Partnership has one remaining wholly-owned real estate investment (see Note 3). The Partnership plans to actively market this property for sale during the second half of calendar 1998. The goal of the Managing General Partner is to complete the sale of the remaining asset and a liquidation of the Partnership by December 31, 1998. There are no assurances, however, that the sale of the remaining asset and the liquidation of the Partnership will be completed within this time frame.

2.  Mortgage Loan and Land Investments
    ----------------------------------

      The outstanding first mortgage loan and the cost of the related land to the Partnership at August 31, 1997 were as follows (in thousands):

         Property                  Amount of Mortgage Loan     Cost of Land
         --------                  -----------------------     ------------

      Park South Apartments
        Charlotte, North Carolina          $1,270                 $  230

      On January 20, 1998, the Partnership received $1,270,000 from the borrower of the mortgage loan secured by the Park South Apartments, which represented the full repayment of the first leasehold mortgage loan held by the Partnership. Simultaneously, the Park South owner purchased the Partnership's interest in the underlying land at a price of $685,000 which included a premium of $455,000 over the Partnership's cost basis in the land of $230,000. This premium represented a 50% share in the appreciation in the value of the operating investment property above a specified base amount as called for under the terms of the ground lease. The Park South mortgage loan opened to prepayment without penalty on December 29, 1997. The Partnership owned a 23% interest in the land underlying the Park South Apartments and had an equivalent interest in the first mortgage loan secured by the improvements. The remaining 77% interest in the land and mortgage loan receivable was owned by an affiliated partnership, PaineWebber Qualified Plan Property Fund Four, LP. The Partnership distributed the net proceeds of the Park South transaction to the Limited Partners on February 27, 1998 in the form of a special distribution in the amount of approximately $1,981,000, or $51 per original $1,000 investment.

      The Park South loan was secured by a first mortgage on the property, the owner's leasehold interest in the land and an assignment of all tenant leases. Interest was payable monthly and the principal was due at maturity on December 28, 2001. The annual interest rate on the Park South mortgage loan was 9%. The land lease had a term of 40 years. Among the provisions of the lease agreement, the Partnership was entitled to additional rent based upon gross revenues of the underlying property in excess of a base amount, as defined. During the six months ended February 28, 1998, the Partnership received additional rent under the terms of the Park South Apartments land lease totalling $26,000. The Partnership received no additional rent for the six months ended February 28, 1997.

3.  Investment Properties Held for Sale
    -----------------------------------

      At February 28, 1998 and August 31, 1997, the Partnership owned one operating investment property (Hacienda Plaza) directly as a result of foreclosure proceedings resulting from uncured defaults under the terms of a first mortgage loan held by the Partnership. Until August 1997, the Partnership had owned another operating property (Spartan Place) that it had acquired through foreclosure proceedings. As discussed further below, this property was sold to a third party on August 25, 1997. Descriptions of the transactions through which the Partnership acquired these properties and of the properties themselves are summarized below:

      Hacienda Plaza
      --------------

      The Partnership assumed ownership of Hacienda Plaza on June 22, 1990. The property, which is comprised of 78,415 square feet of leasable office and retail space in Pleasanton, California, was 93% leased as of February 28, 1998. The combined balance of the land and the mortgage loan investments at the time title was transferred to the Partnership was $9,789,000. The estimated fair value of the operating property at the date of foreclosure was $8,200,000. Accordingly, a write-down of $1,589,000 was recorded in fiscal 1990. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $3,300,000 to write down the net carrying value of the Hacienda Plaza investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of the Hacienda Plaza investment property at both February 28, 1998 and August 31, 1997 is $4,900,000.

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

      The Partnership recognizes income from its investment properties held for sale in the amount of the excess of the properties' gross revenues over the sum of property operating expenses (including capital improvement expenses and leasing commissions), taxes and insurance. Combined summarized operating results for Hacienda Plaza for the three- and six-month periods ended February 28, 1998 and for Hacienda Plaza and Spartan Place for the three- and six-month periods ended February 28, 1997 are as follows (in thousands):

                                 Three Months Ended      Six Months Ended
                                    February 28,           February 28,
                                -------------------   --------------------
                                 1998        1997        1998       1997
                                 ----        ----        ----       ----
     Revenues:
      Rental income
       and expense
       reimbursements          $   334     $  423      $   681    $  817
      Other income                   2          4            5         6
                               -------     ------      -------    ------
                                   336        427          686       823

     Expenses:
      Property operating
        expenses                   139        211          244       372
      Property taxes and
        insurance                   72         88          140       172
                               -------     ------      -------    ------
                                   211        299          384       544
                               -------     ------      -------    ------
     Income from operations
       of investment
       properties held
       for sale, net           $  125     $   128      $  302     $  279
                               ======     =======      ======     ======

4.  Related Party Transactions
    --------------------------

      The Adviser earned basic management fees of $57,000 and $69,000 for the six-month periods ended February 28, 1998 and 1997, respectively. Accounts payable - affiliates at February 28, 1998 and August 31, 1997 consists of management fees of $26,000 and $33,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for the six months ended February 28, 1998 and 1997 is $67,000 and $71,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six months ended February 28, 1998 and 1997 is $4,000 and $3,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

                 PAINEWEBBER MORTGAGE PARTNERS FIVE, L. P.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

      As discussed further below, the Partnership's mortgage loan and land investments secured by the Park South Apartments were repaid on January 20, 1998, and the Partnership's wholly-owned Spartan Place Shopping Center was sold on August 25, 1997. Subsequent to these transactions, the Partnership has one remaining real estate investment, the wholly-owned Hacienda Plaza office and retail complex. The Partnership assumed direct ownership of this property following foreclosure proceedings resulting from a default under the terms of the Partnership's first leasehold mortgage loan. Management's current goal would be to complete the sale of the remaining asset and a liquidation of the Partnership by December 31, 1998. As discussed further below, it is expected that the wholly-owned Hacienda Plaza will be marketed and sold during the second half of calendar 1998. There are no assurances, however, that the sale of the remaining asset and the liquidation of the Partnership will be completed within this time frame. The net proceeds from any future sale transaction will be distributed to the Limited Partners along with the remaining Partnership cash reserves after the payment of all liquidation-related expenses.

      The first mortgage loan secured by the Park South Apartments was scheduled to mature on December 28, 2001; however, it opened to prepayment without penalty on December 29, 1997. On January 20, 1998, the Partnership received $1,270,000 from the borrower of the mortgage loan secured by Park South, which represented the full repayment of the first leasehold mortgage loan held by the Partnership. Simultaneously, the Park South owner purchased the Partnership's interest in the underlying land at a price of $685,000 which included a premium of $455,000 over the Partnership's cost basis in the land of $230,000. This premium represented a 50% share in the appreciation in the value of the operating investment property above a specified base amount as called for under the terms of the ground lease. The Partnership owned a 23% interest in the land underlying the Park South Apartments and had an equivalent interest in the first mortgage loan secured by the improvements. The remaining 77% interest in the land and mortgage loan receivable was owned by an affiliated partnership, Paine Webber Qualified Plan Property Fund Four, LP. As a result of the disposition on January 20, 1998 of the Partnership's investments secured by the Park South Apartments, the Partnership made a Special Distribution of the net proceeds of this transaction on February 27, 1998 to unitholders of record as of January 20, 1998 in the amount of approximately $1,981,000, or $51 per original $1,000 investment.

      On August 25, 1997, the Partnership sold the Spartan Place property to an unrelated third party for $4,450,000. After closing costs and adjustments, the Partnership realized net proceeds of approximately $4,381,000 from the sale of Spartan Place. As a result of the sale of the Spartan Place Shopping Center, a Special Distribution of approximately $5,750,000, or $148 per original $1,000 investment, was made on October 15, 1997 to unitholders of record as of August 25, 1997. The Special Distribution included the net proceeds from the sale of the Spartan Place Shopping Center as well as substantially all of the proceeds of the $1.5 million letter of credit that was collected from the Spartan Place borrower at the time of the original default and foreclosure on February 12, 1991. Approximately $180,000 of those proceeds were retained by the Partnership to provide for the potential capital needs of the Partnership's wholly-owned Hacienda Plaza property. As previously reported, the Partnership had begun to examine the possibility of selling Spartan Place in fiscal 1996 and had engaged in selective marketing efforts over the past two years. After careful evaluation of the potential benefits of a sale in an "as-is" condition versus the risks of continuing to search for tenants to replace the two anchor stores that closed their operations during fiscal 1995, an agreement was signed during the third quarter of fiscal 1997 which gave a prospective third-party buyer a 60-day exclusive right to purchase the property. Although the agreement expired during the fourth quarter of fiscal 1997, negotiations continued with this prospective buyer and eventually resulted in the sale of the Spartan Place Shopping Center on August 25, 1997. The sale price of $4,450,000, while substantially less than the Partnership's original investment of $9.8 million in the land and mortgage loan secured by Spartan Place, compared favorably with the most recent independent appraisal of the property. Due to the Spartan Place Special Distribution and the resulting decrease in the Partnership's cash flow, the Partnership's annualized distribution rate was adjusted from 2% to 1% beginning with the distribution for the quarter ended November 30, 1997, which was made on January 15, 1998. Despite the repayment of the Park South investments during the current quarter, the Partnership expects to be able to maintain a 1% annual distribution rate on the remaining invested capital balance for the remainder of 1998.

      The wholly-owned Hacienda Plaza office and retail complex remained 93% leased as of February 28, 1998. As previously reported, overall occupancy levels for the local Pleasanton, California office market have improved considerably over the past two years, reaching the mid-to-high 90% range. Such improvement is primarily the result of the resurgence in the growth of the high technology industries. As a result, rental rates in the Pleasanton office market have been improving during this period as well. In addition, a significant number of build-to-suit office and multi-family residential properties have been constructed within the past year in the planned development area in which Hacienda Plaza is located, which has substantially reduced the amount of available land that could be developed for competing speculative office properties. As a result of these conditions, operations of the Hacienda Plaza investment property have stabilized after several years of intense local office and retail market competition. While occupancy levels in the retail and office portions of the property were maintained at 97% and 91%, respectively, for the second quarter of fiscal 1998, there was leasing activity in the office portion of the property which contains 46,600 of the building's 78,415 square feet. During the quarter, the property's leasing team signed leases with two new tenants that now occupy a total of 1,937 square feet. The leasing team also renewed a lease with a tenant occupying 3,589 square feet at a significantly higher rental rate. However, two tenants occupying a total of 1,881 square feet decided not to renew when their leases expired during the quarter. One of the two vacated spaces, totalling 814 square feet, has been leased to a new tenant which took occupancy subsequent to the quarter end. Over the next 12 months, leases with five tenants occupying approximately 7,000 square feet will expire. The property's leasing team expects three of these tenants, totalling 3,647 square feet, to renew and the remaining two spaces to be rented to new tenants. In response to changing market conditions in recent months, the leasing and management teams at Hacienda Plaza have sought to combine some of the smaller vacant units that are adjacent to one another into larger units in the 2,000-4,000 square foot range. Spaces of this size seem to be in higher demand than spaces under 2,000 square feet in the Pleasanton market, and the property's leasing team reports that these larger, combined spaces are generating increased interest from prospective tenants. A project to improve the exterior lighting around the retail portion of the property was completed during the second quarter, and the remodeling of the lobby and common areas in the office portion of the property was completed subsequent to the quarter end.

      At February 28, 1998, the Partnership had available cash and cash equivalents of $1,034,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership, distributions to the partners and, if necessary, for capital improvements and/or leasing costs at Hacienda Plaza. The source of future liquidity and distributions to the partners is expected to be from the operations and future sale of the remaining wholly-owned investment property, and interest income on the Partnership's cash reserves.

Results of Operations
Three Months Ended February 28, 1998
------------------------------------

      The Partnership's net income increased by $525,000 for the three months ended February 28, 1998 when compared to the same period in the prior year. The increase in net income was primarily due to the $455,000 gain recognized on the sale of the land underlying the Park South Apartments, as discussed further above. The increase in net income was also partly due to a $73,000 favorable change in the Partnership's operating income (loss) which was partially offset by a $3,000 decrease in income from operations of investment properties held for sale. The Partnership's operating income (loss) improved primarily due to an increase in other income of $70,000, which resulted mainly from a residual distribution of rental income collected from the Spartan Place property, and an increase in land rent of $17,000. Land rent increased due to additional land rent received from the Park South Apartments in fiscal 1998 prior to the repayment transaction described above. The increases in other income and land rent were partially offset by a decrease in interest from mortgage loan of $12,000 due to the repayment of the Park South mortgage loan on January 20, 1998. In addition, amortization of deferred expenses increased by $18,000 for the current three-month period. Amortization of deferred expenses increased due to the write-off of all remaining unamortized deferred expenses as a result of the repayment of the Park South mortgage loan and the sale of the underlying land.

      Income from operations of investment properties held for sale decreased primarily due to the sale of Spartan Place during the fourth quarter of fiscal 1997. Spartan Place had net operating income of $86,000 during the second quarter of the prior year. Net operating income increased by $83,000 at Hacienda Plaza for the current three-month period primarily due to a decrease of $77,000 in capital improvements and an increase in rental income of $12,000. Capital improvements decreased due to the completion of a capital improvement program during fiscal 1997. In accordance with the Partnership's accounting policy for assets held for sale, all capital improvements and leasing costs are expensed as incurred. Rental income increased at Hacienda Plaza due to increases in average rental rates and occupancy levels.

Six Months Ended February 28, 1998
----------------------------------

      The Partnership's net income increased by $588,000 for the six months ended February 28, 1998 when compared to the same period in the prior year. The increase in net income was primarily due to the $455,000 gain recognized on the sale of the land underlying the Park South Apartments. The increase in net income was also partly due to a $110,000 favorable change in the Partnership's operating income (loss) and a $23,000 increase in income from operations of investment properties held for sale.

      The Partnership's operating income (loss) improved primarily due to an increase of $97,000 in other income, which resulted primarily from a residual distribution of rental income collected from the Spartan Place property, and an increase in land rent of $23,000 due to additional land rent income received from the Park South Apartments in fiscal 1998 prior to the repayment transaction described above. The increases in other income and land rent were partially offset by an increase in amortization of deferred expenses of $18,000. Amortization expense increased due to the write-off of all remaining unamortized deferred expenses as a result of the repayment of the Park South mortgage loan and the sale of the underlying land.

      Income from operations of investment properties held for sale increased by $23,000 for the current six-month period. Net operating income at Hacienda Plaza increased by $177,000, which was offset by the $154,000 in net income from Spartan Place which was recognized for the first six months of fiscal 1997. Net operating income at Hacienda Plaza increased mainly due to an increase of $93,000 in rental income and a decrease in capital expenditures and leasing commissions of $102,000. As noted above, capital expenditures and leasing commissions are expensed currently in accordance with the Partnership's accounting policy for assets held for sale. Capital expenditures decreased primarily due to the completion of a capital improvement program during fiscal 1997. The increase in rental income and the decrease in capital expenditures were partially offset by an increase in real estate taxes of $17,000. Real estate taxes increased due to an increase in the property's tax assessment.

                                     PART II
                                Other Information

Item 1. Legal Proceedings   NONE

Item 2. through 5.          NONE

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:             NONE

(b) Reports on Form 8-K:

      A Current Report on Form 8-K dated January 20, 1998 was filed by the registrant during the second quarter of fiscal 1998 to report the repayment of the mortgage loan secured by the Park South Apartments and the sale of the underlying land and is hereby incorporated herein by reference.

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




Dated:  April 13, 1998