Form 10-Q
period 1998-05-31
PAINEWEBBER MORTGAGE PARTNERS FIVE L P
filed 1998-07-02
CIK 779339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from_______ to ____.

                         Commission File Number: 0-17149

                 PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.
                 ----------------------------------------
          (Exact name of registrant as specified in its charter)

         Delaware                                           04-2889712
--------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

265 Franklin Street,  Boston, Massachusetts                      02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (617) 439-8118
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|

                 PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                                 BALANCE SHEETS
                  May 31, 1998 and August 31, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                May 31      August 31
                                                ------      ---------

Real estate investments:
   Investment properties held for sale, net      $ 4,900     $  4,900
   Land                                                -          230
   Mortgage loan receivable                            -        1,270
                                                 -------     --------
                                                   4,900        6,400

Cash and cash equivalents                            921        6,795
Interest and land rent receivable                      -           21
Accounts receivable                                   36           48
Prepaid expenses                                      23           19
Deferred expenses, net                                 -           20
                                                 -------     --------
                                                 $ 5,880     $ 13,303
                                                 =======     ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                    $    23     $     33
Accounts payable and accrued expenses                 82          298
Tenant security deposits                              93           88
Deferred management fees                             245          245
Partners' capital                                  5,437       12,639
                                                 -------     --------
                                                 $ 5,880     $ 13,303
                                                 =======     ========













                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                            STATEMENTS OF OPERATIONS
      For the three and nine months ended May 31, 1998 and 1997 (Unaudited)
                     (In thousands, except per Unit amounts)

                               Three Months Ended      Nine Months Ended
                                     May 31,                 May 31,
                               ------------------      -----------------
                                1998       1997          1998       1997
                                ----       ----          ----       ----

Revenues:
   Interest from mortgage
     loans                   $    -    $     29       $    45     $     86
   Land rent                      -           8            34           19
   Other income                  13          33           172           95
                             ------    --------       -------     --------
                                 13          70           251          200

Expenses:
   Management fees               24          34            81          103
   General and administrative    72          57           191          184
   Amortization of deferred
     expenses                     -           2            20            4
                             ------    --------       -------     --------

                                 96          93           292          291
                             ------    --------       -------     --------

Operating loss                  (83)        (23)          (41)         (91)

Gain on sale of land              -           -           455            -

Income from operations of
  investment properties
  held for sale, net             51         180           353          459
                             ------    --------       -------     --------

Net income (loss)           $   (32)   $    157       $   767     $    368
                            ========   ========       =======     ========

Net income (loss) per
  Limited Partnership
  Unit                       $(0.04)      $0.20       $  0.98        $0.47
                             ======       =====       =======        =====

Cash distributions per
  Limited Partnership
  Unit                      $  0.07       $0.17        $10.25        $0.51
                            =======       =====        ======        =====

      The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 776,988 Units ($50 per Unit) of Limited Partnership Interest outstanding during each period.




                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
           For the nine months ended May 31, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                               General    Limited
                                               Partners   Partners
                                               --------   --------

Balance at August 31, 1996                     $ (101)    $ 12,617
Net income                                          4          364
Cash distributions                                 (4)        (396)
                                               ------     --------
Balance at May 31, 1997                        $ (101)    $ 12,585
                                               ======     ========

Balance at August 31, 1997                     $  (99)    $ 12,738
Net income                                          8          759
Cash distributions                                 (3)      (7,966)
                                               ------     --------
Balance at May 31, 1998                        $  (94)    $  5,531
                                               ======     ========

























                             See accompanying notes.

                    PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                            STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                     1998           1997
                                                     ----           ----
Cash flows from operating activities:
  Net income                                      $   767        $   368
  Adjustments to reconcile net income
     to net cash provided by operating activities:
     Gain on sale of land                            (455)             -
     Amortization of deferred expenses                 20              4
     Changes in assets and liabilities:
        Interest and land rent receivable              21              -
        Accounts receivable                            12             27
        Prepaid expenses                               (4)             7
        Accounts payable-affiliates                   (10)             -
        Accounts payable and accrued expenses        (216)          (156)
        Tenant security deposits                        5              4
                                                  -------        -------
            Total adjustments                        (627)          (114)
                                                  -------        -------
            Net cash provided by operating
              activities                              140            254
                                                  -------        -------

Cash flows from investing activities:
    Net proceeds from sale of land                    685              -
    Repayment of mortgage loan                      1,270              -
                                                  -------        -------
            Net cash provided by operating
              activities                            1,955              -
                                                  -------        -------

Cash flows from financing activities:
  Distributions to partners                        (7,969)          (400)
                                                  -------        -------
Net decrease in cash and cash equivalents          (5,874)          (146)

Cash and cash equivalents, beginning of period      6,795          2,637
                                                  -------        -------

Cash and cash equivalents, end of period          $   921        $ 2,491
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 1998 and August 31, 1997 and revenues and expenses for the three- and nine-month periods ended May 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

      As discussed further in Note 2, the Partnership's mortgage loan and land investments secured by the Park South Apartments were repaid in January 1998. Subsequent to this transaction, the Partnership has one remaining real estate investment, the wholly-owned Hacienda Plaza office and retail complex (see Note
3). The Partnership plans to actively market this property for sale during the second half of calendar 1998. The goal of the Managing General Partner is to complete the sale of the remaining asset and a liquidation of the Partnership by December 31, 1998. There are no assurances, however, that the sale of the remaining asset and the liquidation of the Partnership will be completed within this time frame.

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

      The Park South loan was secured by a first mortgage on the property, the owner's leasehold interest in the land and an assignment of all tenant leases. Interest was payable monthly and the principal was due at maturity on December 28, 2001. The annual interest rate on the Park South mortgage loan was 9%. The land lease had a term of 40 years. Among the provisions of the lease agreement, the Partnership was entitled to additional rent based upon gross revenues of the underlying property in excess of a base amount, as defined. The Partnership received additional rent under the terms of the Park South Apartments land lease totalling $26,000 and $3,000 during the nine months ended May 31, 1998 and 1997, respectively.

3.  Investment Properties Held for Sale
    -----------------------------------

      At May 31, 1998 and August 31, 1997, the Partnership owned one operating investment property (Hacienda Plaza) directly as a result of foreclosure proceedings resulting from uncured defaults under the terms of a first mortgage loan held by the Partnership. Until August 1997, the Partnership had owned another operating property (Spartan Place) that it had acquired through foreclosure proceedings. As discussed further below, this property was sold to a third party on August 25, 1997. Descriptions of the transactions through which the Partnership acquired these properties and of the properties themselves are summarized below:

      Hacienda Plaza
      --------------

      The Partnership assumed ownership of Hacienda Plaza on June 22, 1990. The property, which is comprised of 78,415 square feet of leasable office and retail space in Pleasanton, California, was 94% occupied as of May 31, 1998. The combined balance of the land and the mortgage loan investments at the time title was transferred to the Partnership was $9,789,000. The estimated fair value of the operating property at the date of foreclosure was $8,200,000. Accordingly, a write-down of $1,589,000 was recorded in fiscal 1990. Since the date of the foreclosure, the Partnership has recorded provisions for possible investment loss totalling $3,300,000 to write down the net carrying value of the Hacienda Plaza investment property to reflect additional declines in its estimated fair value, net of selling expenses. The resulting net carrying value of the Hacienda Plaza investment property at both May 31, 1998 and August 31, 1997 is $4,900,000.

      Spartan Place Shopping Center
      -----------------------------

      The Partnership assumed ownership of the Spartan Place Shopping Center, which is a 151,489 square foot retail center in Spartanburg, South Carolina, on February 12, 1991. The combined balance of the land and the mortgage loan investment at the time title was transferred, including the unamortized balance of deferred costs associated with the original acquisition of the Spartan Place investments, was $8,419,000. Management estimated that the fair value of the property, net of selling expenses, at the time of the foreclosure was $7,840,000. Accordingly, a loss of $579,000 was recorded in fiscal 1991 to adjust the carrying value to this estimate and the investment was reclassified to investment properties held for sale. Subsequent to the date of the foreclosure, the Partnership recorded provisions for possible investment loss totalling $3,840,000 to write down the net carrying value of the Spartan Place investment property to reflect additional declines in its estimated fair value, net of selling expenses. On August 25, 1997, the Partnership sold the Spartan Place property to an unrelated third party for $4,450,000. After closing costs and adjustments, the Partnership realized net proceeds of approximately $4,381,000 from the sale of Spartan Place. As a result of the sale of the Spartan Place Shopping Center, a Special Distribution of approximately $5,750,000, or $148 per original $1,000 investment, was made on October 15, 1997 to unitholders of record as of August 25, 1997. The Special Distribution included the net proceeds from the sale of the Spartan Place Shopping Center as well as substantially all of the $1,550,000 letter of credit proceeds that had been held in the Partnership's cash reserves since being collected from the Spartan Place borrower at the time of the original default and foreclosure on February 12, 1991. Approximately $180,000 of those proceeds was retained by the Partnership to provide for the potential capital needs of the Partnership's wholly-owned Hacienda Plaza property.

      The Partnership recognizes income from its investment properties held for sale in the amount of the excess of the properties' gross revenues over the sum of property operating expenses (including capital improvement expenses and leasing commissions), taxes and insurance. Combined summarized operating results for Hacienda Plaza for the three- and nine-month periods ended May 31, 1998 and for Hacienda Plaza and Spartan Place for the three- and nine-month periods ended May 31, 1997 are as follows (in thousands):

                                 Three Months Ended      Nine Months Ended
                                       May 31,                 May 31,
                                 ------------------      ------------------
                                 1998        1997        1998        1997
                                 ----        ----        ----        ----

      Revenues:
        Rental income and
          expense
          reimbursements      $    369     $   434       $ 1,050     $ 1,251
        Other income                 3           3             8           9
                              --------     -------       -------     -------
                                   372         437         1,058       1,260
      Expenses:
        Property operating
          expenses                 269         170           513         542
        Property taxes and
          insurance                 52          87           192         259
                              --------     -------       -------     -------
                                   321         257           705         801
                              --------     -------       -------     -------

      Income from operations
        of investment
        properties held
        for sale, net         $     51     $   180       $   353     $   459
                              ========     =======       =======     =======

4.  Related Party Transactions
    --------------------------

      The Adviser earned basic management fees of $81,000 and $103,000 for the nine-month periods ended May 31, 1998 and 1997, respectively. Accounts payable - affiliates at May 31, 1998 and August 31, 1997 consist of management fees of $23,000 and $33,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for the nine months ended May 31, 1998 and 1997 is $101,000 and $107,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine months ended May 31, 1998 and 1997 is $6,000 and $5,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

                 PAINEWEBBER MORTGAGE PARTNERS FIVE, L.P.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      As discussed further below, the Partnership's mortgage loan and land investments secured by the Park South Apartments were repaid on January 20, 1998, and the Partnership's wholly-owned Spartan Place Shopping Center was sold on August 25, 1997. Subsequent to these transactions, the Partnership has one remaining real estate investment, the wholly-owned Hacienda Plaza office and retail complex. The Partnership assumed direct ownership of this property in June 1990 following foreclosure proceedings resulting from a default under the terms of the Partnership's first leasehold mortgage loan. As discussed further below, it is expected that the Hacienda Plaza property will be marketed and sold during the second half of calendar 1998. Management's current goal would be to complete the sale of the remaining asset and a liquidation of the Partnership by December 31, 1998. There are no assurances, however, that the sale of the remaining asset and the liquidation of the Partnership will be completed within this time frame. The net proceeds from the final sale transaction will be distributed to the Limited Partners along with the remaining Partnership cash reserves after the payment of all liquidation-related expenses.

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

      On August 25, 1997, the Partnership sold the Spartan Place property to an unrelated third party for $4,450,000. After closing costs and adjustments, the Partnership realized net proceeds of approximately $4,381,000 from the sale of Spartan Place. As a result of the sale of the Spartan Place Shopping Center, a Special Distribution of approximately $5,750,000, or $148 per original $1,000 investment, was made on October 15, 1997 to unitholders of record as of August 25, 1997. The Special Distribution included the net proceeds from the sale of the Spartan Place Shopping Center as well as substantially all of the $1,550,000 letter of credit proceeds that had been held in the Partnership's cash reserves since being collected from the Spartan Place borrower at the time of the original default and foreclosure on February 12, 1991. Approximately $180,000 of those proceeds was retained by the Partnership to provide for the potential capital needs of the Partnership's wholly-owned Hacienda Plaza property. Due to the Spartan Place Special Distribution and the resulting decrease in the Partnership's cash flow, the Partnership's annualized distribution rate was adjusted from 2% to 1% beginning with the distribution for the quarter ended November 30, 1997, which was made on January 15, 1998. Despite the repayment of the Park South investments during the second quarter, the Partnership expects to be able to maintain a 1% annual distribution rate on the remaining invested capital balance for the remainder of 1998.

     The wholly-owned Hacienda Plaza office and retail complex was 94% occupied as of May 31, 1998, up from 93% at the end of the second quarter. As previously reported, overall occupancy levels for the local Pleasanton, California office market have improved considerably over the past two years, reaching the mid-to-high 90% range. Such improvement is primarily the result of the resurgence in the growth of the high technology industries. As a result, rental rates in the Pleasanton office market have been improving during this period as well. In addition, a significant number of build-to-suit office and multi-family residential properties have been constructed within the past year in the planned development area in which Hacienda Plaza is located, which has substantially reduced the amount of available land that could be developed for competing speculative office properties. As a result of these conditions, operations of the Hacienda Plaza investment property have stabilized after several years of intense local office and retail market competition. While the retail portion of the property was maintained at 97% occupancy for the third quarter of fiscal 1998, the occupancy of the office portion of the property improved to 94% from 91% last quarter. In addition, the property's leasing team is in negotiations with 2 prospective tenants to lease a total of 3,326 square feet. If leases are signed with these tenants, the property would be 98% occupied. During the third quarter, there was activity on 5 leases in the office portion of the property, which contains 46,600 of the building's 78,415 square feet. The property's leasing team signed leases with two new tenants that now occupy a total of 5,609 square feet. However, two tenants occupying a total of 2,287 square feet decided not to renew when their leases expired. Another tenant occupying 2,104 square feet closed its office operations, but will continue to pay rent until the space is re-leased or until its lease expiration date of December 31, 1998. During the quarter ended May 31, 1998, the Partnership interviewed prospective real estate brokers about marketing Hacienda Plaza for sale. Subsequent to the end of the third quarter, the Partnership selected a national brokerage firm to begin the marketing process. Sales materials are in the process of being prepared and active marketing efforts are scheduled to commence in July 1998.

      At May 31, 1998, the Partnership had available cash and cash equivalents of $921,000. Such cash and cash equivalents will be used for the working capital needs of the Partnership, distributions to the partners and, if necessary, for capital improvements and/or leasing costs at Hacienda Plaza. The source of future liquidity and distributions to the partners is expected to be from the operations and future sale of the remaining wholly-owned investment property and interest income on the Partnership's cash reserves.

Results of Operations
Three Months Ended May 31, 1998
-------------------------------

      The Partnership reported a net loss of $32,000 for the three months ended May 31, 1998, as compared to net income of $157,000 for the same period in the prior year. This unfavorable change in net operating results of $189,000 was due to a $129,000 decrease in income from operations of investment properties held for sale and a $60,000 increase in the Partnership's operating loss.

      Income from operations of investment properties held for sale decreased primarily due to the sale of Spartan Place during the fourth quarter of fiscal 1997. Spartan Place had net operating income of $91,000 during the third quarter of the prior year. In addition, net operating income decreased by $38,000 at Hacienda Plaza for the current three-month period primarily due to an increase of $127,000 in capital expenditures. In accordance with the Partnership's accounting policy for assets held for sale, such costs are expensed as incurred. Capital expenditures increased mainly due to the remodeling of the lobby and common areas in the office portion of the Hacienda Plaza property, which was completed during the current quarter. The increase in capital expenditures was partially offset by an increase in rental income of $86,000. Rental income increased at Hacienda Plaza due to higher average rental rates and occupancy levels compared to the same period in the prior year.

     The Partnership's operating loss increased by $60,000 primarily due to a decrease in total revenues of $57,000. Total revenues decreased due to reductions in interest from mortgage loans and land rent of $29,000 and $8,000, respectively, and a decline in other income of $20,000. Interest from mortgage loans and land rent decreased due to the prepayment of the loan secured by the Park South Apartments and the related sale of the underlying land which occurred on January 20, 1998. Other income decreased by $20,000 due to a decline in interest income on the Partnership's cash reserves. Interest income earned on cash reserves decreased due to a reduction in the average outstanding balance of the Partnership's cash and cash equivalents for the current quarter as compared to the same period in the prior year. The reduction in the Partnership's cash reserves reflects the distribution of the Spartan Plaza letter of credit proceeds in October 1997, as discussed further above.

Nine Months Ended May 31, 1998
------------------------------

      The Partnership's net income increased by $399,000 for the nine months ended May 31, 1998 when compared to the same period in the prior year. The increase in net income was primarily due to the $455,000 gain recognized on the sale of the land underlying the Park South Apartments during the current fiscal year. The increase in net income was also partly due to a $50,000 favorable change in the Partnership's operating loss. The gain on the Park South transaction and the decline in operating loss were partially offset by a $106,000 decrease in income from operations of investment properties held for sale for the current nine-month period.

      The Partnership's operating loss decreased primarily due to an increase of $77,000 in other income, which resulted mainly from a residual distribution of rental income collected from the Spartan Place property subsequent to the sale transaction described above, and an increase in land rent of $15,000 due to additional land rent income received from the Park South Apartments in fiscal 1998 prior to the repayment transaction described above. In addition, management fee expense decreased by $22,000 for the current nine-month period. Management fees decreased due to a reduction in adjusted capital contributions, upon which such fees are based, as a result of the capital distributions which followed the Spartan Place sale and the prepayment transaction involving the Park South Apartments investments, as discussed further above. The increases in other income and land rent and the decrease in management fee expense were partially offset by a decrease in interest from mortgage loans of $41,000 and an increase in amortization of deferred expenses of $16,000. Interest from mortgage loans decreased due to the Park South mortgage prepayment described above. Amortization expense increased due to the write-off of all remaining unamortized deferred expenses as a result of the repayment of the Park South mortgage loan and the sale of the underlying land.

     Income from operations of investment properties held for sale decreased by $106,000 for the current nine-month period. Net operating income at Hacienda Plaza increased by $139,000, which was offset by the $245,000 in net income from Spartan Place which was recognized for the first nine months of fiscal 1997. Net operating income at Hacienda Plaza increased mainly due to an increase of $179,000 in rental income. Rental income increased due to increases in both average rental rates and the occupancy level at the property compared to the same period in the prior year.

                                     PART II
                                Other Information

Item 1. Legal Proceedings     NONE

Items 2 through 5:            NONE

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




Dated:  July 2, 1998